Form 10-Q
period 2024-03-31
CleanCore Solutions, Inc.
filed 2024-06-10
CIK 1956741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 001-42033

CleanCore Solutions, Inc.
(Exact name of registrant as specified in its charter)

Nevada	88-4042082
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5920 S 118th Circle, Omaha, NE	68137
(Address of principal executive offices)	(Zip Code)

(877) 860-3030
(Registrant’s telephone number, including area code)

13714 A Street, Omaha, NE 68144
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class B Common Stock, par value $0.0001 per share	ZONE	NYSE American LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of June 7, 2024, there were 7,955,919 shares of class B common stock of the registrant issued and outstanding.

CleanCore Solutions, Inc.

Quarterly Report on Form 10-Q

 Period Ended March 31, 2024

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CLEANCORE SOLUTIONS, INC.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

Page
Condensed Balance Sheets as of March 31, 2024 and June 30, 2023 (Successor) (Unaudited)	2
Condensed Statement of Operations for the Three Months Ended March 31, 2024 and 2023 (Successor), for the Nine Months Ended March 31, 2024 (Successor), for the Period from October 17, 2022 to March 31, 2023 (Successor) and for the Period from July 1, 2022 to October 16, 2022 (Predecessor) (Unaudited)	3
Condensed Statement of Stockholders’ Equity for the Three Months Ended March 31, 2024 and 2023 (Successor), for the Nine Months Ended March 31, 2024 (Successor), for the Period from October 17, 2022 to March 31, 2023 (Successor) and for the Period from July 1, 2022 to October 16, 2022 (Predecessor) (Unaudited)	4
Condensed Statement of Cash Flows for the Nine Months Ended March 31, 2024, for the Period from October 17, 2022 to March 31, 2023 (Successor) and for the Period from July 1, 2022 to October 16, 2022 (Predecessor) (Unaudited)	5
Notes to Condensed Financial Statements (Unaudited)	6

CLEANCORE SOLUTIONS, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	March 31, 2024	June 30, 2023

Assets
Current assets:
Cash	$56,082	$393,194
Accounts receivable, net	296,054	233,560
Inventory, net	775,685	672,116
Deferred offering costs	773,749	302,755
Prepaid expenses and other current assets	40,890	135,666
Total current assets	1,942,460	1,737,291
Property and equipment, net	2,946	1,197
Right of use assets	556,107	466,661
Intangibles	1,525,422	1,640,919
Goodwill	2,237,910	2,237,910
Other assets	9,440	9,440
Total assets	$6,274,285	$6,093,418

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,601,224	$644,627
Lease liability - current	128,749	87,985
Note payable	3,225,000	2,994,750
Due to related parties	271,316	221,302
Total current liabilities	5,226,289	3,948,664
Lease liability – non current	452,564	398,540
Total liabilities	5,678,853	4,347,204

Commitments and contingencies (Note 12)		-

Stockholders’ Equity
Series Seed Preferred Stock, $0.0001 par value, 4,000,000 shares authorized; 1,000,000 and 4,000,000 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively	100	400
Class A Common Stock; $0.0001 par value, 50,000,000 shares authorized; 150,000 and 660,000 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively	15	66
Class B Common Stock; $0.0001 par value, 250,000,000 shares authorized; 5,305,940 and 1,795,940 shares issued and outstanding as of March 31, 2024 and June 30, 2023, respectively	531	180
Additional paid-in capital	6,920,756	6,768,775
Accumulated deficit	(6,325,970)	(5,023,207)
Total stockholders’ equity	595,432	1,746,214
Total liabilities and stockholders’ equity	$6,274,285	$6,093,418

The accompanying notes are an integral part of these condensed unaudited financial statements.

CLEANCORE SOLUTIONS, INC.

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,			Nine Months Ended March 31, 2023
	2024 (Successor)	2023 (Successor)	Nine Months Ended March 31, 2024 (Successor)	October 17, 2022 to March 31, 2023 (Successor)	July 1, 2022 to October 16, 2022 (Predecessor)
Revenue	$313,920	$621,406	$898,010	$1,470,175	$502,990
Cost of Sales	173,184	368,528	457,495	999,556	351,740
Gross profit	140,736	252,878	440,515	470,619	151,250
Operating expenses:
General and administrative	559,398	502,446	1,466,594	4,853,405	334,812
Advertising expense	17,737	2,210	43,191	12,814	4,621
Depreciation expense	178	-	388	-	6,143
Loss from operations	(436,577)	(251,778)	(1,069,658)	(4,395,600)	(194,326)
Interest expense	84,093	71,979	233,105	113,493	125,738
Net loss	$(520,670)	$(323,757)	$(1,302,763)	$(4,509,093)	$(320,064)

Net loss per share of Class A and Class B stock, basic and diluted	$(0.11)	$(0.13)	$(0.34)	$(2.03)
Weighted average shares used in computing net loss per Class A share, basic and diluted	231,319	1,000,000	341,788	1,000,000
Weighted average shares used in computing net loss per Class B share, basic and diluted	4,405,940	1,438,699	3,451,743	1,221,028

The accompanying notes are an integral part of these condensed unaudited financial statements.

CLEANCORE SOLUTIONS, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three and Nine Months Ended March 31, 2024
	Series Seed Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at June 30, 2023	4,000,000	$400	660,000	$66	1,795,940	$180	$6,768,775	$(5,023,207)	$1,746,214
Conversion of class A common stock into class B common stock	-	-	(1,310,000)	(131)	1,310,000	131	-	-	-
Conversion of series seed preferred stock into class A common stock	(1,000,000)	(100)	1,000,000	100	-	-	-	-	-
Stock based compensation – 2022 Equity Incentive Plan	-	-	-	-	-	-	63,960	-	63,960
Net loss for the period	-	-	-	-	-	-	-	(437,294)	(437,294)
Balance at September 30, 2023	3,000,000	$300	350,000	$35	3,105,940	$311	$6,832,735	$(5,460,501)	$1,372,880
Stock based compensation – 2022 Equity Incentive Plan	-	-	-	-	-	-	44,012	-	44,012
Net loss for the period	-	-	-	-	-	-	-	(344,799)	(344,799)
Balance at December 31, 2023	3,000,000	$300	350,000	$35	3,105,940	$311	$6,876,747	$(5,805,300)	$1,072,093
Conversion of class A common stock into class B common stock	-	-	(2,200,000)	(220)	2,200,000	220	-	-	-
Conversion of series seed preferred stock into class A common stock	(2,000,000)	(200)	2,000,000	200	-	-	-	-	-
Stock based compensation – 2022 Equity Incentive Plan	-	-	-	-	-	-	44,009	-	44,009
Net loss for the period	-	-	-	-	-	-	-	(520,670)	(520,670)
Balance at March 31, 2024	1,000,000	$100	150,000	$15	5,305,940	$531	$6,920,756	$(6,325,970)	$595,432

	For the Three and Nine Months Ended March 31, 2023
	Series Seed Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid in	Members Capital	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Amount	Deficit	Equity (Deficit)
Predecessor
Balance at June 30, 2022	-	$-	-	$-	-	$-	$-	$2,215,916	$(8,224,933)	$(6,009,017)
Imputed interest	-	-	-	-	-	-	-	125,728	-	125,728
Net loss for the period	-	-	-	-	-	-	-	-	(320,064)	(320,064)
Balance at October 16, 2022	-	-	-	-	-	-	-	$2,341,644	$(8,544,997)	$(6,203,353)

Successor
Balance at October 17, 2022	-	$-	-	$-	-	$-	$-	$-	$-	$-
Issuance of series seed preferred stock	4,000,000	400	-	-	-	-	999,600	-	-	1,000,000
Issuance of class A common stock	-	-	1,000,000	100	-	-	-	-	-	100
Issuance of class B common stock	-	-	-	-	660,921	66	1,152,156	-	-	1,152,222
Issuance of class B common stock upon exercise of warrants	-	-	-	-	777,778	78	497,700	-	-	497,778
Warrants issued to consultants for services	-	-	-	-	-	-	857,889	-	-	857,889
Stock based compensation – officers	-	-	-	-	-	-	3,082,000	-	-	3,082,000
Net loss for the period	-	-	-	-	-	-	-	-	(4,185,336)	(4,185,336)
Balance at December 31, 2022	4,000,000	$400	1,000,000	$100	1,438,699	$144	$6,589,345	$-	$(4,185,336)	$2,404,653
Stock based compensation – 2022 Equity Incentive Plan	-	-	-	-	-	-	57,553	-	-	57,553
Net loss for the period	-	-	-	-	-	-	-	-	(323,757)	(323,757)
Balance at March 31, 2023	4,000,000	$400	1,000,000	$100	1,438,699	$144	$6,646,898	$-	$(4,509,093)	$2,138,449

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLEANCORE SOLUTIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

		Nine Months Ended March 31, 2023
	Nine Months Ended March 31, 2024 (Successor)	October 17, 2022 to March 31, 2023 (Successor)	July 1, 2022 to October 16, 2022 (Predecessor)
Cash flows from operating activities
Net loss	$(1,302,763)	$(4,509,093)	$(320,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	115,885	72,082	6,420
Accretion of note payable discount	5,250	12,750	-
Non cash interest expense	223,783	100,117	-
Stock based compensation	151,981	3,997,442	-
Non cash lease expense	5,342	19,373	-
Imputed interest	-	-	125,728
Provision for bad debt and write-off of on uncollectable accounts	29,923	8,641	9,772
Changes in operating assets and liabilities:
Accounts receivable	(92,417)	(455,599)	101,423
Inventory	(103,569)	332,355	(157,596)
Due from related parties, net	-	-	4,686
Prepaid expenses	94,776	(16,377)	4,747
Deferred revenue	-	-	63,701
Accounts payable and accrued liabilities	386,279	269,242	43,932
Net cash used in operating activities	(485,530)	(169,067)	(117,251)

Cash flows from investing activities
Cash used in acquisition	-	(2,000,000)	-
Purchase of property and equipment	(2,138)	-	(7,882)
Net cash used in investing activities	(2,138)	(2,000,000)	(7,882)

Cash flows from financing activities
Payments for deferred offering costs	(124,458)	(150,683)	-
Proceeds from issuance of series seed preferred stock	-	1,000,000	-
Proceeds from issuance of class A common stock	-	100	-
Proceeds from issuance of class B common stock	-	1,650,000	-
Proceeds from issuance of convertible debt notes	225,000	-	-
Repayments of long term debt	-	-	(1,278)
Proceeds from issuance of loans from related parties	50,014	234,566	164,917
Repayments of loans due to related parties	-	-	(288,861)
Net cash provided by (used in) financing activities	150,556	2,733,983	(125,222)

Net increase (decrease) in cash	(337,112)	564,916	(250,355)
Cash at beginning of period	393,194	-	263,506
Cash at the end of period	$56,082	$564,916	$13,151

Supplementary cash flow disclosure
Interest paid	$9,322	$13,376	$10
Unpaid deferred offering costs	$346,536	$45,546	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

1. Organization and Business

CC Acquisition Corp. was incorporated in the State of Nevada on August 23, 2022 for the sole purpose of acquiring substantially all of the assets of CleanCore Solutions, LLC, TetraClean Systems, LLC, and Food Safety Technologies, LLC, pursuant to an asset purchase agreement entered into by CC Acquisition Corp. with these three entities and their owners on October 17, 2022. On November 21, 2022, CC Acquisition Corp. changed its name to CleanCore Solutions, Inc. (“the Company” or “Successor”). Since the Company acquired substantially all of the assets of each of CleanCore Solutions, LLC, TetraClean Systems, LLC, and Food Safety Technologies, LLC, the business of these three entities is now operated by the Company, with no subsidiaries. The combined results of CleanCore Solutions, LLC, TetraClean Systems, LLC and Food Safety Technologies, LLC presented in these financial statements represent the predecessor entity of the Company (“Predecessor”).

The Company specializes in the development and manufacturing of cleaning products that produce pure aqueous ozone products for professional, industrial, or home use. The Company has a patented nanobubble technology using aqueous ozone that it believes is highly effective in cleaning, sanitizing, and deodorizing surfaces and high-touch areas.

The Company offers products and solutions that are marketed for janitorial and sanitation, ice machine cleaning, laundry, and industrial industries. Its products are used in many types of environments including retail establishments, distribution centers, factories, warehouses, restaurants, schools and universities, airports, healthcare, food service, and commercial buildings such as offices, malls, and stores.

The headquarters, principal address and records of the Company are located at 5920 South 118th Circle, Suite 2, Omaha, Nebraska.

Liquidity and Going Concern

The Company has incurred losses and negative cash flows from operations. From acquisition through March 31, 2024, the Company has financed its operations primarily through investor funding. As of March 31, 2024, the Company had cash of $56,082, a net loss for the nine-month period ended of $1,302,763 and cash used in operating activities of $485,530. In accordance with Accounting Standards Codification (ASC) Topic 205-40, Presentation of Financial Statements - Going Concern, management is required to perform a two-step analysis over the Company’s ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date the condensed financial statements are issued. If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt.

As noted above, the Company was formed in August 2022 and completed the acquisition in October 2022. Since the acquisition, the Company has invested in further developing the Company’s products, hiring key personnel, and engaging third party experts such as accountants and underwriters in connection with the Company’s initial public offering described below.

On April 25, 2024, the Company entered into an underwriting agreement with Boustead Securities, LLC, as the representative of the several underwriters named on Schedule 1 thereto, relating to the Company’s initial public offering of class B common stock. Under the underwriting agreement, the Company agreed to sell 1,250,000 shares of class B common stock to the underwriters, at a purchase price per share of $3.72 (the offering price to the public of $4.00 per share minus the underwriters’ 7% discount), and also agreed to grant to the underwriters a 45-day option to purchase up to 187,500 additional shares of class B common stock, at a purchase price of $3.72. On April 30, 2024, the closing of the initial public offering was completed. The Company sold 1,250,000 shares of class B common stock for total gross proceeds of $5,000,000. After deducting the underwriting commission and expenses, the Company received net proceeds of approximately $4,239,500.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

Despite the initial public offering, management believes that currently available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. These factors, individually and collectively indicate that a material uncertainty exists that raises substantial doubt about the Company’s ability to continue as a going concern for 12 months from the date of issuance of these unaudited condensed financial statements.

The Company will be dependent upon the raising of additional capital through equity and/or debt financing in order to implement its business plan and generate sufficient revenue in excess of costs. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These unaudited condensed financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The accompanying unaudited condensed financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business.

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited interim financial statements as of and for the three and nine-month periods ended March 31, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The interim financial statements are condensed and should be read in conjunction with the Company’s latest annual audited 2023 financial statements. The results of operations for interim periods are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2024 or for any other future annual or interim period.

The results of the Predecessor represent the combined financial statements of the accounts of CleanCore Solutions, LLC, TetraClean Systems, LLC and Food Safety Technologies, LLC. These combined financial statements include the accompanying combined statements of operations for the period ended July 1 to October 16, 2022, combined statement of members’ equity as of June 30, 2022 and October 16, 2022, and combined statement of cash flows for the period July 1, 2022 to October 16, 2022. All intercompany balances and transactions among the combined entities have been eliminated. In the opinion of predecessor management, all adjustments considered necessary for a fair presentation have been included.

Use of Estimates

The preparation of the Company’s and Predecessor’s financial statements require management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure in the Company’s combined financial statements and accompanying notes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from management’s estimates. Significant estimates and assumptions made by the Company are allowance for bad debt, useful lives of fixed assets, warranty liabilities, and allowance for inventory obsolescence.

Risks and Uncertainties

The Company is subject to a number of risks similar to other early-stage companies including, but not limited to, profitability, the need for additional financing to achieve its business strategy, ability to obtain regulatory approval, significant competition, and dependence on key individuals.

Accounts Receivable

Accounts receivable is comprised of trade accounts receivables from the Company’s customers. Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company established an allowance for bad debt of accounts receivables based on a percentage assigned to aged days outstanding categories. The Predecessor established the allowance for bad debt based on various factors including credit profiles of the Company’s customers, historical payments, outstanding balances and current economic trends, and performed this analysis periodically. The Company recorded an allowance for doubtful accounts of $20,585 and $4,419 as of March 31, 2024 and June 30, 2023, respectively.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

Inventory

Inventory consists of parts, work in progress and finished goods. The Company and its Predecessor value parts and finished goods at the lower of the actual costs or net realizable value. The Company and its Predecessor value work in progress at cost. The Company and Predecessor periodically review inventory for obsolete and potentially impaired items. As of March 31, 2024 and June 30, 2023, the Company had an allowance for inventory obsolescence of $19,235 and $14,940, respectively.

Leases

The Company accounts for leases in accordance with Accounting Standards Codification (ASC) Topic 842 (Topic 842), Leases. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The lease liability is measured as the present value of the unpaid lease payments, and the right-of-use asset value is derived from the calculation of the lease liability. Operating leases are included in right-of-use assets, current lease liabilities, and noncurrent lease liabilities in the balance sheet.

Lease payments include fixed and in-substance fixed payments, variable payments based on an index or rate, reasonably certain purchase options, termination penalties, and probable amounts the lessee will owe under a residual value guarantee. Variable lease payments are recognized as lease expenses as incurred, and generally relate to variable payments made based on the level of services provided by the landlords of our leases. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term within general and administrative expenses in the statement of operations.

The Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments because the Company does not have the information necessary to determine the rate implicit in the lease. The Company’s lease term includes any option to extend the lease when it is reasonably certain to be exercised based on consideration of all relevant factors. Leases with an initial term of 12 months or less are not recorded on the balance sheets and the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

Business Combinations

Business combinations are accounted for using the acquisition method. The fair value of total purchase consideration is allocated to the fair values of identifiable tangible and intangible assets acquired and liabilities assumed, with the remaining amount being classified as goodwill. All assets, liabilities and contingent liabilities acquired or assumed in a business combination are recorded at their fair values at the date of acquisition. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates, and selection of comparable companies. Estimates of fair value are based on assumptions believed to be reasonable, but are inherently uncertain and unpredictable and, as a result, actual results may differ from those estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill. At the conclusion of the measurement period, any subsequent adjustments are reflected in the statements of operations. Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expenses in the Company’s statements of operations.

Intangible Assets

Intangible assets primarily consist of existing technology, customer relationships, and trademarks obtained as a result of the acquisition on October 17, 2022. Intangible assets with definite lives are amortized based on their pattern of economic benefit over their estimated useful lives and reviewed periodically for impairment. The Company’s trademarks are deemed to have an indefinite life. The estimated useful life of the acquired technology is 15 years while the estimated useful life of the customer relationships is 5 years.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

Impairment of Goodwill

The Company evaluates goodwill for impairment annually, as of June 30, or more frequently when indicators of impairment exist. The Company considers qualitative factors including market conditions, legal factors, operating performance indicators, and competition, among others, to determine whether it is more likely than not that the fair value of the reporting unit is less than it’s carrying amount, including goodwill. If the Company concludes that it is more likely than not that the fair value of the reporting unit is less than it’s carrying amount, the Company performs a quantitative impairment test. In performing the quantitative impairment test, the Company compares the fair value of its reporting unit to the carrying amount including the goodwill of the reporting unit. If the carrying value, including goodwill, exceeds the reporting unit’s fair value, the Company will recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value.

The Company performed its first evaluation of goodwill on October 1, 2023. Based on the analysis, the Company did not recognize an impairment loss during the period ended March 31, 2024. Subsequent evaluations will be performed annually on June 30, per the Company’s policy.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment and intangible assets. Long-lived assets are tested for impairment when events and circumstances indicate the assets might be impaired by first comparing the estimated future undiscounted cash flows of the asset or asset group to the carrying value. If the carrying value exceeds the estimated future undiscounted cash flows, an impairment loss is recognized based on the amount that the carrying value exceeds the fair value of the asset or asset group. The Company did not recognize impairment losses during the periods ended March 31, 2024 and 2023.

Deferred Offering Costs

In accordance with ASC 340-10-S99-1 and SEC Accounting Bulletin Topic 5A, specific incremental costs incurred by the Company directly attributable to a proposed offering of securities have been deferred and will be charged against the gross proceeds of the offering. These offering costs include fees paid to underwriters, attorney, accountants as well as printers and other third parties directly related to the offering. Costs such as management salaries or other general administrative expenses that are not incremental to the offering are not included in the deferred costs. As of March 31, 2024 and June 30, 2023, the Company had $773,749 and $302,755, respectively, of deferred offering costs.

Patent Costs

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. These costs are included in general and administrative expenses.

Advertising Costs

The Company reports as expense the cost of advertising and promoting its services as incurred. Such amounts are totaled $17,737 and $2,210 for the three-month periods ended March 31, 2024 and 2023, respectively, and $43,191 (successor), $12,814 (successor) and $4,621 (predecessor), for a total of $17,435, for the nine month periods ended March 31, 2024 and 2023, respectively.

Stock-based Compensation

Compensation expense is recognized for all share-based payments to employees and non-employees, including stock options and warrants, in the statements of operation based on the fair value of the awards that are granted. The Company’s stock price at the date of grant was estimated using an acceptable valuation technique such as the probability-weighted expected return model. The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model. Generally, measured compensation cost, net of actual forfeitures, is recognized on a straight-line basis over the vesting period of the related share-based compensation award. The Company accounts for forfeitures of stock-based awards as they occur.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

Revenue Recognition

The Company generates revenues from sales of its products and recognizes revenue as control of its products is transferred to its customers, which is generally at the time of shipment based on the contractual terms with the Company’s customers.

The Company provides customer programs and incentive offerings, including growth incentives and volume-based incentives. These customer programs and incentives are considered variable consideration. The Company includes in revenue variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the variable consideration is resolved. This determination is made based upon known customer program and incentive offerings at the time of sale, and expected sales volume forecasts as it relates to the Company’s volume-based incentives. This determination is updated every reporting period. For the periods ended March 31, 2024 and 2023, customer growth and volume-based incentives were minimal.

Certain product sales include a 2-year manufacturer’s warranty that provides the customer with assurance that the product performs as intended. Such warranties are assurance-type warranties and are accounted for as contingencies under ASC 460-10. Refer to Note 7 for warranty reserve.

Net Loss per Share of Common Stock

Basic net loss per class A and class B common share is calculated by dividing the net loss distributed to class A and class B, respectively, by the weighted-average number of common shares of each respective class outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options, warrants, and convertible debt are considered to be potentially dilutive securities. As of March 31, 2024 and 2023, there were 2,770,000 potential common stock equivalents excluded from the diluted loss per share calculations as their effect is anti-dilutive.

New Accounting Pronouncements

No recent accounting pronouncement or changes in accounting pronouncements have been issued or adopted that are of material significance, or have potential material significance, to the Company’s financial statements since those discussed in the Company’s fiscal year 2023 audited financial statements.

3. Disaggregated Revenue

The following table disaggregates revenue by product category for the following periods ended:

	Three Months Ended March 31,
	2024	2023
Janitorial and Sanitation	$258,819	$583,805
Ice System	6,549	9,601
Commercial and Residential Laundry	6,991	3,004
Other	41,561	24,996
Total revenue	$313,920	$621,406

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

		Nine Months Ended March 31, 2023
	Nine Months Ended March 31, 2024 (Successor)	October 17, 2022 to March 31, 2023 (Successor)	July 1, 2022 to October 16, 2022 (Predecessor)
Janitorial and Sanitation	$722,206	$1,430,570	$369,089
Ice System	10,133	16,059	16,744
Commercial and Residential Laundry	9,060	3,004	6,444
Other	156,611	20,542	110,713
Total revenue	$898,010	$1,470,175	$502,990

The “Other” category of revenue consists primarily of sales of parts, accessories, shipping and handling, and equipment rental income.

4. Accounts Receivable, net

Accounts receivable, net consists of the following at:

	March 31, 2024	June 30, 2023
Trade accounts receivable	$316,639	$237,979
Allowance for doubtful accounts	(20,585)	(4,419)
Total accounts receivable, net	$296,054	$233,560

5. Fair Value Measurements

ASC Topic 820, Fair Value Measurement, establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing an asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

ASC 820 identifies fair value as the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy that distinguishes between the following:

Level 1 – Observable inputs such as quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs, other than quoted prices in active markets, that are observable for the asset or liability, either directly or indirectly.

Level 3 – Unobservable inputs in which there is little or no market data, which requires the Company to develop its own assumptions.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company’s financial assets are subject to fair value measurements on a recurring basis. The Company’s remaining carrying amounts reported in the consolidated balance sheets of these financial assets are a reasonable estimate of fair value due to their short-term nature.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

6. Inventory

Inventory consists of the following at:

	March 31, 2024	June 30, 2023
Parts	$525,093	$551,264
Finished goods	269,827	135,792
Inventory reserve	(19,235)	(14,940)
Total inventory, net	$775,685	$672,116

The Company values inventory at the balance sheet date using the weighted average method. The Company adjusted the inventory reserve to $19,235 for the period ended March 31, 2024, from $14,940 for the year ended June 30, 2023.

7. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at:

	March 31, 2024	June 30, 2023
Accounts payable	$722,734	$266,511
Accrued interest	376,467	152,684
Accrued payroll and related expenses	313,910	68,026
Warranty reserve	112,559	156,333
Other accrued expenses	75,554	1,073
Total accounts payable and other accrued expenses	$1,601,224	$644,627

8. Debt

In connection with the acquisition of the Predecessor on October 17, 2022, the Company issued a promissory note in the principal amount of $3,000,000 to the seller, Burlington Capital, LLC (“Burlington”), which bears interest at 7% per annum and matures on October 17, 2023. On September 13, 2023, the parties signed an extension agreement, pursuant to which the interest rate was increased to 10% per annum and the maturity date was extended to the earlier of (a) the closing of a firm commitment initial public offering and concurrent listing on a national securities exchange or (b) December 17, 2023. On December 17, 2023, the parties signed a second extension agreement, pursuant to which the maturity date was extended to the earlier of (a) the closing of a firm commitment initial public offering and concurrent listing on a national securities exchange or (b) April 4, 2024. As of March 31, 2024, the Company recorded accrued interest related to the note in the amount of $355,726.

On January 30, 2024, the Company issued three 10% original issue discount convertible promissory notes to three separate accredited investors in the principal amounts of $27,778, $111,111, and $111,111. The purchase prices of the notes were $25,000, $100,000 and $100,000, respectively. These notes accrue with simple interest on the outstanding principal amount at the rate of 12% per annum and the interest shall commence on the date of issuance and continue to accrue until paid in full or until the note is converted. The principal amounts and all accrued and unpaid interest automatically convert into class B common stock upon the closing of the Company’s initial public offering. The notes contain customary beneficial ownership limitations. Unless earlier converted into class B common stock, all unpaid interest and principal is due and payable on December 31, 2024, which date may be extended at the election of the Company by up to two additional 90-day periods. As of March 31, 2024, the Company recorded accrued interest related to the notes in the amount of $4,545.

9. Related Party Transactions

The following due to related party balances were outstanding at:

	March 31, 2024	June 30, 2023
Due to founder – credit card	$62,416	$12,402
Due to founders	208,900	208,900
Total due to related parties	$271,316	$221,302

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

As of March 31, 2024, the Company had a short term amount due to Clayton Adams, one of its founders, in the amount of $62,416 for operational expenses paid by a credit card in the founder’s name. The Company has a verbal agreement with Mr. Adams to pay the credit card charges directly to the issuing financial institution as they become due and is current on these payments.

On October 4, 2022, the Company issued a promissory note to each of Matthew Atkinson, the Company’s Chief Executive Officer, and Clayton Adams, the Company’s President at such time, in the principal amount of $104,450 each, for a total of $208,900. These notes bear interest at a rate of 5% per annum beginning on the 30th day after issuance and are due on the 60th day following written demand from the holder. The Company has recorded this as a short-term note payable on the balance sheet, due to the demand terms of the agreement, and recorded related accrued interest of $15,567 as of March 31, 2024. As of March 31, 2024, the holders have not provided written demand to the Company.

On March 26, 2024, the Company entered into a loan agreement with Clayton Adams, a significant stockholder, pursuant to which the Company issued a revolving credit note to Mr. Adams in the principal amount of up to $500,000. Pursuant to the loan agreement and note, Mr. Adams agreed to provide advances to the Company upon request during the period commencing on the effective date of the registration statement of which this prospectus forms a part and continuing until the second anniversary of such date, which is referred to as the maturity date. This note accrues simple interest on the outstanding principal amount at the rate of 8% per annum, with all principal and interest due on the maturity date; provided that upon an event of default (as defined in the note), such rate shall increase to 13%. The Company may prepay the note at any time without penalty or premium. The note is unsecured and contains customary events of default for a loan of this type. As of March 31, 2024, no advances have been made and the principal amount of this note is $0.

10. Stockholders’ Equity

The Company’s authorized capital stock currently consists of 350,000,000 shares, consisting of (i) 300,000,000 shares of common stock, par value $0.0001 per share, of which 50,000,000 shares are designated class A common stock and 250,000,000 shares are designated as class B common stock; and (ii) 50,000,000 shares of “blank check” preferred stock, par value $0.0001 per share, of which 4,000,000 are designated as series seed preferred stock.

Series Seed Preferred Stock

Below is a summary of the terms of the series seed preferred stock.

Ranking. The series seed preferred stock ranks, as to the payment of dividends and the distribution of assets upon liquidation, dissolution or winding up, senior to the common stock.

Liquidation Rights. In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company or any deemed liquidation event (as defined in the certificate of designation), before any payment shall be made to the holders of common stock by reason of their ownership thereof, the holders of shares of series seed preferred stock shall be entitled to be paid out of the funds and assets available for distribution to its stockholders, an amount per share equal to the greater of (a) $0.25 per share, plus any dividends declared but unpaid thereon, or (b)  such amount per share as would have been payable had all shares of series seed preferred stock been converted into class A common stock immediately prior to such liquidation, dissolution or winding up or deemed liquidation event.

Dividends. All dividends shall be declared pro rata on the common stock and series seed preferred stock on a pari passu basis according to the number of shares of common stock held by such holders. For this purpose, each holder of shares of series seed preferred stock is to be treated as holding the greatest whole number of shares of common stock then issuable upon conversion of all shares of series seed preferred stock held by such holder.

Voting Rights. The holders of series seed preferred stock shall have the right to one vote for each share of class A common stock into which such series seed preferred stock could then be converted, and with respect to such vote, the holders shall have full voting rights and powers equal to the voting rights and powers of the holders of class A common stock, and shall be entitled to vote together with holders of class A common stock with respect to any question upon which holders of class A common stock have the right to vote.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

Conversion Rights. Each share of series seed preferred stock shall be convertible at the option of the holder thereof into such number of shares of class A common stock as is determined by dividing $0.25 per share by the conversion price in effect at the time of conversion. The conversion price is initially $0.25 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination, recapitalization, or merger or consolidation). In addition, all outstanding shares of series seed preferred stock shall automatically be converted into shares of common A common stock upon (a) the closing of the sale of shares of class A common stock to the public in a public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended (or a qualified offering statement under Regulation A of the Securities Act, as amended), (b) the date that the Company or a successor to the Company becomes an issuer with a class of securities registered under Section 12 or subject to Section 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”) and is subject to the periodic and current reporting requirements of Section 13 or 15(d) of the Exchange Act or is required to file reports under Regulation A of the Securities Act of 1933, as amended, or (c) the date and time, or the occurrence of an event, specified by vote or written consent of holders of at least a majority of the outstanding shares of series seed preferred stock at the time of such vote or consent, voting as a single class on an as-converted basis.

On September 16, 2022, the Company issued an aggregate of 2,000,000 shares of series seed preferred stock at a purchase price of $0.25 per share.

On September 30, 2022, the Company issued 2,000,000 shares of series seed preferred stock at a purchase price of $0.25 per share.

On July 16, 2023, 1,000,000 shares of series seed preferred stock were converted into 1,000,000 shares of class A common stock.

On February 5, 2024, 750,000 shares of series seed preferred stock were converted into 750,000 shares of class A common stock.

On February 7, 2024, 1,250,000 shares of series seed preferred stock were converted into 1,250,000 shares of class A common stock.

As of March 31, 2024, 1,000,000 shares of series seed preferred stock were issued and outstanding.

Common Stock

The Company has two classes of authorized common stock — class A common stock and class B common stock. The rights of the holders of the class A common stock and class B common stock are identical, except with respect to voting and conversion. Each share of class A common stock is entitled to ten votes per share and is convertible into one share of class B common stock. Each share of class B common stock is entitled to one vote per share. As of March 31, 2024, all of the outstanding class A common stock was held by one of the Company’s founders.

On August 26, 2022, the Company issued an aggregate of 1,000,000 shares of class A common stock at a purchase price of $0.0001 per share.

On October 14, 2022, the Company issued an aggregate of 603,450 shares of class B common stock at a purchase price of $1.74 per share.

On November 29, 2022, the Company issued 57,471 shares of class B common stock at a purchase price of $1.74 per share.

On November 29, 2022, the Company issued 777,778 shares of class B common stock upon the exercise of a warrant for an aggregate exercise price of $500,000.

On April 1, 2023, the Company issued 17,241 shares of class B common stock to a professional firm in exchange for services at $1.74 per share. Accordingly, stock compensation expense in the amount of $29,999 was recorded by the Company.

On June 1, 2023, an aggregate of 340,000 shares of class A common stock were converted into an aggregate of 340,000 shares of class B common stock.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

On July 16, 2023, the Company issued 1,000,000 shares of class A common stock upon the conversion of 1,000,000 shares of series seed preferred stock.

On July 17, 2023, the Company issued 940,000 shares of class B common stock upon the conversion of 940,000 shares of class A common stock.

On July 24, 2023, the Company issued 370,000 shares of class B common stock upon the conversion of 370,000 shares of class A common stock.

On February 5, 2024, the Company issued 750,000 shares of class A common stock upon the conversion of 750,000 shares of series seed preferred stock, which were immediately converted into 750,000 shares of class B common stock upon issuance.

On February 6, 2024, the Company issued 200,000 shares of class B common stock upon the conversion of 200,000 shares of class A common stock.

On February 7, 2024, the Company issued 1,250,000 shares of class A common stock upon the conversion of 1,250,000 shares of series seed preferred stock, which were immediately converted into 1,250,000 shares of class B common stock upon issuance.

As of March 31, 2024, there were 150,000 shares of class A common stock and 5,305,940 shares of class B common stock issued and outstanding

2022 Equity Incentive Plan

On September 16, 2022, the Company’s board of directors adopted the Company’s 2022 Equity Incentive Plan, which was adopted by stockholders on November 18, 2022, which reserved a total of 1,736,819 shares of the Company’s class B common stock for issuance. On January 3, 2024, the Company adopted an amendment to the 2022 Equity Incentive Plan (as amended, the “2022 Plan”), which was adopted by stockholders on January 4, 2024, which increased the total shares of class B common stock available for grant to 3,240,000. Additionally, the number of shares of class B common stock available for issuance under the 2022 Plan will automatically increase on January 1 of each calendar year during the term of the 2022 Plan by an amount equal to 5% of the total number of shares of class B common stock issued and outstanding on December 31 of the immediately preceding calendar year.

Incentive awards authorized under the 2022 Plan include, but are not limited to, nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and stock appreciation rights. If an incentive award granted under the 2022 Plan expires, terminates, is unexercised for forfeited, the surrendered shares will become available for future awards under the 2022 Plan.

The Company’s employees and advisors were awarded options under the 2022 Plan. Therefore, an allocation of the share-based compensation was made to the Company.

Stock Options

As of March 31, 2024, the Company has issued options to purchase an aggregate of 2,000,000 shares of class A common stock at an exercise price of $0.25 per share. In addition, the Company issued options to purchase 770,000 shares of class B common stock at a weighted average exercise price of $2.21 per share under the 2022 Plan. The class A options were fully vested as of the grant date and the class B options have a graded vesting term based on continuous service during the vesting period.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

Warrants

On October 14, 2022 and November 29, 2022, the Company issued warrants for the purchase of 42,241 and 4,022 shares of class B common stock, respectively, to a third party as part of their compensation earned. The warrants were exercisable for a period of five years at an exercise price of $1.74 (subject to adjustments for stock dividends, stock splits, mergers, consolidations and similar transactions). On March 6, 2024, the Company cancelled these warrants without issuing a replacement award. As the warrants were already vested, previously recognized compensation cost was not reversed.

On October 17, 2022, the Company issued a warrant for the purchase of 777,778 shares of class B common stock for an aggregate exercise price of $500,000 to Burlington. On November 29, 2022, Burlington exercised this warrant in full.

Stock-based Compensation

Stock options are granted at the fair market value of the underlying common stock on the date of grant. The Company recognizes compensation expense for these awards using the straight-line recognition method over the vesting period.

The fair value of stock options was estimated at the date of grant using a Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	3.71%
Dividend yield	0.0%
Expected volatility	53.05%
Expected life of awards	4.8 years

The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the awards. The determination of expected volatility is based on historical volatility of an appropriate industry sector index. The weighted average expected term was estimated for options using the average of the vesting term and contractual term of the awards. The weighted-average fair value of total awards granted during the period ended March 31, 2024 was $1.34.

The information presented in the following table represents the awards granted and outstanding during the period:

	Warrants	Stock Options	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
Beginning balance	-	-	-	$-
Granted	824,041	-	0.44	0.69
Granted	-	2,770,000	4.77	0.51
Cancelled	-	-	-	-
Forfeited	-	-	-	-
Exercised	(777,778)	-	-	0.61
Outstanding, June 30, 2023 (2,125,152 shares exercisable)	46,263	2,770,000	5.01	$0.59
Granted	-	-	-	-
Cancelled	(46,263)	-	(0.24)	(0.08)
Forfeited	-	-	-	-
Outstanding, March 31, 2024 (2,463,889 shares exercisable)	-	2,770,000	4.77	$0.51

The intrinsic value and total cash received of awards exercised for the period ending June 30, 2023 was $855,556 and $500,000, respectively. No cash awards were exercised during the nine-month period ended March 31, 2024. Total stock compensation expense recognized during the nine-month period ended March 31, 2024 consists of $151,978 related to stock options. In addition, $42,835 of warrants issued to underwriters were recorded as an offset to equity as of March 31, 2024. As of March 31, 2024, total unrecognized stock compensation expense was $187,973 with the weighted average period over which it is expected to be recognized of 3.25 years.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

11. Net loss per share

The following tables set forth the computation of basic and dilutive net loss per share of common stock:

	Three Months Ended March 31,
	2024		2023
Basic and diluted net loss per share	Class A	Class B	Class A	Class B
Numerator
Allocation of undistributed loss	$(25,972)	$(494,698)	$(132,758)	$(190,999)
Denominator
Weighted average number of shares used in per share computation	231,319	4,405,940	1,000,000	1,438,699
Basic and diluted net loss per share	$(0.11)	$(0.11)	$(0.13)	$(0.13)

	Nine Months Ended March 31, 2024
Basic and diluted net loss per share	Class A	Class B
Numerator
Allocation of undistributed loss	$(117,376)	$(1,185,387)
Denominator
Weighted average number of shares used in per share computation	341,788	3,451,743
Basic and diluted net loss per share	$(0.34)	$(0.34)

	Period from October 17, 2022 to March 31, 2023
Basic and diluted net loss per share	Class A	Class B
Numerator
Allocation of undistributed loss	$(2,030,183)	$(2,478,911)
Denominator
Weighted average number of shares used in per share computation	1,000,000	1,221,028
Basic and diluted net loss per share	$(2.03)	$(2.03)

12. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is currently not aware of any such legal proceedings or claims that it believes will have a material adverse effect on its business, financial condition or operating results.

Retirement Plans

The Successor does not maintain a defined contribution plan or any other type of retirement plan for its employees.

For the period July 1, 2022 through October 16, 2022, the Predecessor maintained a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. Matching contributions to the 401(k) plan are made for certain eligible employees to meet the non- discrimination provisions of the plan. During this period, the Predecessor made a contribution of $1,512.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

Leases

The Company has a non-cancellable operating lease commitment for its office facility expiring in 2028. Rent expense totaled $90,307 for the nine months ended March 31, 2024.

The following table discloses the lease cost, discount rate, and remaining lease term for operating leases as of March 31, 2024:

March 31, 2024
Operating lease cost	$90,307
Remaining lease term	3.9 years
Discount rate	6.56%

The discount rate was determined using the Company’s external debt and was adjusted for collateralization, term and lease amount.

The following table discloses the undiscounted cash flows on an annual basis and a reconciliation of the undiscounted cash flows of operating lease liabilities recognized in the balance sheet as of March 31, 2024:

Year Ending June 30,	Amount
2024 (remainder)	$40,450
2025	163,147
2026	167,226
2027	171,407
2028	116,160
Total undiscounted cash flows	658,390
Less amount representing interest	(77,077)
Present value of lease liabilities	581,313
Less current portion	(128,749)
Noncurrent lease liabilities	$452,564

13. Subsequent Events

The Company has evaluated events subsequent to March 31, 2024, to assess the need for potential recognition or disclosure. Such events were evaluated through June 10, 2024, the date these condensed financial statements were available to be issued. The following were noted:

Initial Public Offering

On April 25, 2024, the Company entered into an underwriting agreement with Boustead Securities, LLC, as the representative (the “Representative”) of the several underwriters named on Schedule 1 thereto (the “Underwriters”), relating to the Company’s initial public offering of class B common stock. Under the Underwriting Agreement, the Company agreed to sell 1,250,000 shares of class B common stock to the Underwriters, at a purchase price per share of $3.72 (the offering price to the public of $4.00 per share of class B common stock minus the Underwriters’ discount), and also agreed to grant to the Underwriters a 45-day option to purchase up to 187,500 additional shares of class B common stock, at a purchase price of $3.72, pursuant to the Company’s registration statement on Form S-1 (File No. 333-274928) under the Securities Act of 1933, as amended.

On April 30, 2024, the closing of the initial public offering was completed. The Company sold 1,250,000 shares of class B common stock for total gross proceeds of $5,000,000. After deducting the underwriting commission and expenses, the Company received net proceeds of approximately $4,239,500.

On April 30, 2024, pursuant to the Underwriting Agreement, the Company issued a class B common stock purchase warrant to the Representative for the purchase of 87,500 shares of class B common stock at an exercise price of $5.00, subject to adjustments. The warrant will be exercisable at any time and from time to time, in whole or in part, during the period commencing on April 30, 2024 and ending on April 25, 2029 and may be exercised on a cashless basis under certain circumstances.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

Stock Conversions

On April 30, 2024, the Company issued 1,000,000 shares of class A common stock upon the conversion of 1,000,000 shares of series seed preferred stock.

On May 15, 2024, the Company issued 880,000 shares of class B common stock upon the conversion of 880,000 shares of class A common stock.

Conversion of Convertible Notes

On May 2, 2024, the Company issued an aggregate of 257,479 shares of class B common stock upon the conversion of the 10% original issue discount convertible promissory notes issued on January 30, 2024 (see Note 8), which included principal of $250,000 and accrued interest of $7,479.

Equity Awards

On April 30, 2024, the Company granted a restricted stock award under the 2022 Plan for 100,000 shares of class B common stock, of which 15,000 shares vested on the date of grant, 21,250 shares will vest quarterly commencing on July 1, 2024 and the remaining 75,000 shares will vest upon the achievement of certain metrics.

On April 30, 2024, the Company granted a restricted stock unit under the 2022 Plan for 1,300,000 shares of class B common stock, of which 87,500 shares vested and were issued on the date of grant, 37,500 shares will vest each quarter for seven quarters commencing on June 1, 2024, and the remaining shares will vest upon the achievement of certain metrics.

On April 30, 2024, the Company granted options under the 2022 Plan to the Company’s three independent directors, each for the purchase of 150,000 shares of class B common stock at an exercise price of $4.00 per share, with 15,000 shares underlying each option vesting on the date of grant and the remaining shares vesting monthly commencing on May 25, 2024.

On April 30, 2024, the Company granted an option under the 2022 Plan for the purchase of 75,000 shares of class B common stock at an exercise price of $4.00 per share, which vested in full on the date of grant.

Debt Repayment

On May 29, 2024, the Company repaid the two promissory notes issued on October 4, 2022 in full (see Note 9).

Debt Extension and Amendment

On April 30, 2024, the Company and Burlington entered into an extension agreement which extended the maturity date of the promissory note issued on October 17, 2022 (the “Original Note”) to May 9, 2024 (see Note 8).

On May 31, 2024, Burlington and Walker Water LLC (“WW”) entered into an allonge, assignment and agreement (the “Assignment Agreement”), pursuant to which Burlington agreed to transfer $633,840.00 of the Original Note to WW. The Assignment Agreement also provided that the Company would make a payment of $900,000 on May 31, 2024 to Burlington to reduce the principal amount of the Original Note.

In conjunction with the Assignment Agreement, the Company issued an amended and restated promissory note to Burlington (the “Amended Note”). The Amended Note has a new principal amount of $3,196,881, accrues interest at 8.5% per annum from October 17, 2022 (the date of the Original Note), which shall increase to 10% upon an event of default, and requires quarterly payments in the amount of $100,000 over the course of the next two and a half years, with a final payment of $1,396,881 due on April 1, 2027. The Amended Note may be prepaid at any time with no pre-payment penalty and contains customary events of default for a note of this type.

Pursuant to the Assignment Agreement, the Company also issued a promissory note to WW in the principal amount of $633,840 (the “New Note”). The New Note accrues interest at 8.5% per annum from October 17, 2022 (the date of the Original Note), which shall increase to 10% upon an event of default, and is due on December 31, 2024. The New Note may be prepaid at any time with no pre-payment penalty and contains customary events of default for a note of this type.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this report. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report.

All periods presented on or prior to October 16, 2022 represent the operations of CleanCore Solutions, LLC, or CleanCore LLC, TetraClean Systems, LLC, or TetraClean, and Food Safety Technology L.L.C., or Food Safety, our predecessors companies, and all references to “predecessor” refer to the combined financial position and results of operations of CleanCore, TetraClean and Food Safety on and before such date. References to “successor” refer to the financial position and results of operations of our company subsequent to October 16, 2022.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our” and “our company” refer to CleanCore Solutions, Inc., a Nevada corporation.

Special Note Regarding Forward Looking Statements

This report contains forward-looking statements that are based on our management’s beliefs and assumptions and on information currently available to us. All statements other than statements of historical facts are forward-looking statements. These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our goals and strategies;

●	our future business development, financial condition and results of operations;

●	expected changes in our revenue, costs or expenditures;

●	growth of and competition trends in our industry;

●	our expectations regarding demand for, and market acceptance of, our products and services;

●	our expectations regarding our relationships with investors, institutional funding partners and other parties we collaborate with;

●	fluctuations in general economic and business conditions in the market in which we operate; and

●	relevant government policies and regulations relating to our industry.

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Risk Factors” included in our Prospectus, dated April 25, 2024 and filed with the Securities and Exchange Commission, or the SEC, on April 30, 2024, and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

The forward-looking statements made in this report relate only to events or information as of the date on which the statements are made in this report. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

Overview

We specialize in the development and manufacturing of cleaning products that produce pure aqueous ozone for professional, industrial, or home use. We have a patented nanobubble technology using aqueous ozone that we believe is highly effective in cleaning, sanitizing, and deodorizing surfaces and high-touch areas.

We offer products and solutions that are marketed for janitorial and sanitation, ice machine cleaning, laundry, and industrial industries. Our products are used in many types of environments including retail establishments, distribution centers, factories, warehouses, restaurants, schools and universities, airports, healthcare, food service, and commercial buildings such as offices, malls, and stores.

Our mission is to become a leader in creating safe, clean spaces that are free from any chemical residue or skin irritants. We are currently expanding our distributor network, improving our manufacturing processes, and proving the effectiveness of our products in restaurants, airports, and hotels.

Recent Developments

Initial Public Offering

On April 25, 2024, we entered into an underwriting agreement with Boustead Securities, LLC, as the representative of the several underwriters named on Schedule 1 thereto, relating to our initial public offering of class B common stock. Under the underwriting agreement, we agreed to sell 1,250,000 shares of class B common stock to the underwriters, at a purchase price per share of $3.72 (the offering price to the public of $4.00 per share of class B common stock minus the underwriters’ discount), and also agreed to grant to the underwriters a 45-day option to purchase up to 187,500 additional shares of class B common stock, at a purchase price of $3.72, pursuant to our registration statement on Form S-1 (File No. 333-274928) under the Securities Act of 1933, as amended, or the Securities Act.

On April 30, 2024, the closing of the initial public offering was completed. We sold 1,250,000 shares of class B common stock for total gross proceeds of $5,000,000. After deducting the underwriting commission and expenses, we received net proceeds of approximately $4,239,500.

On April 30, 2024, we also issued a class B common stock purchase warrant to the representative for the purchase of 87,500 shares of class B common stock at an exercise price of $5.00, subject to adjustments. The warrant will be exercisable at any time and from time to time, in whole or in part, during the period commencing on April 30, 2024 and ending on April 25, 2029 and may be exercised on a cashless basis under certain circumstances.

Conversion of Convertible Notes

On May 2, 2024, we issued an aggregate of 257,479 shares of class B common stock upon the conversion of the 10% original issue discount convertible promissory notes issued on January 30, 2024 described below, which included principal of $250,000 and accrued interest of $7,479.

Debt Extension and Amendment

On April 30, 2024, we and Burlington Capital, LLC, or Burlington, entered into an extension agreement which extended the maturity date of the promissory note issued on October 17, 2022, or the Original Note, described below to May 9, 2024.

On May 31, 2024, Burlington and Walker Water LLC, or WW, entered into an allonge, assignment and agreement, or the Assignment Agreement, pursuant to which Burlington agreed to transfer $633,840.00 of the Original Note to WW. The Assignment Agreement also provided that we would make a payment of $900,000 on May 31, 2024 to Burlington to reduce the principal amount of the Original Note.

In conjunction with the Assignment Agreement, we issued an amended and restated promissory note to Burlington. The note has a new principal amount of $3,196,881, accrues interest at 8.5% per annum from October 17, 2022 (the date of the Original Note), which shall increase to 10% upon an event of default, and requires quarterly payments in the amount of $100,000 over the course of the next two and a half years, with a final payment of $1,396,881 due on April 1, 2027. The note may be prepaid at any time with no pre-payment penalty and contains customary events of default for a note of this type.

Pursuant to the Assignment Agreement, we also issued a promissory note to WW in the principal amount of $633,840. The note accrues interest at 8.5% per annum from October 17, 2022 (the date of the Original Note), which shall increase to 10% upon an event of default, and is due on December 31, 2024. The note may be prepaid at any time with no pre-payment penalty and contains customary events of default for a note of this type.

Principal Factors Affecting Our Financial Performance

Our operating results are primarily affected by the following factors:

●	our ability to acquire new customers or retain existing customers;

●	our ability to stay ahead of our value-proposition to end consumers;

●	our ability to continue innovating our technology to meet consumer demand;

●	industry demand and competition; and

●	market conditions and our market position.

Emerging Growth Company

We qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of our initial public offering, (ii) the last day of the first fiscal year in which our total annual gross revenues are $1.235 billion or more, (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would occur if the market value of our class B common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Results of Operations

Comparison of Three Months Ended March 31, 2024 and 2023

The following table sets forth key components of our results of operations for the three months ended March 31, 2024 and 2023, both in dollars and as a percentage of our revenues.

	Three Months Ended March 31,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$313,920	100.00%	$621,406	100.00%
Cost of sales	173,184	55.17%	368,528	59.31%
Gross profit	140,736	44.83%	252,878	40.69%
Operating expenses:
General and administrative	559,398	178.20%	502,446	80.86%
Advertising expense	17,737	5.65%	2,210	0.36%
Depreciation expense	178	0.06%	-	-
Loss from operations	(436,577)	(139.07)%	(251,778)	(40.52)%
Interest expense	84,093	26.79%	71,979	11.58%
Net loss	$(520,670)	(165.86)%	$(323,757)	(52.10)%

Revenue. We generate revenue from sales of our cleaning products. Our revenue decreased by $307,486, or 49.48%, to $313,920 for the three months ended March 31, 2024 from $621,406 for the three months ended March 31, 2023. The decrease is primarily due to a large one time order of $393,229 in March 2023 that was not repeated this year.

Cost of sales. Our cost of sales consists of raw materials, components and labor. Our cost of sales decreased by $195,344, or 53.01%, to $173,184 for the three months ended March 31, 2024 from $368,528 for the three months ended March 31, 2023. As a percentage of revenue, cost of sales decreased from 59.31% for the three months ended March 31, 2023 to 55.17% for the three months ended March 31, 2024. This improvement is due to increased pricing the company implemented in May 2023.

Gross profit. As a result of the foregoing, our gross profit decreased by $112,142, or 44.35%, to $140,736 for the three months ended March 31, 2024 from $252,878 for the three months ended March 31, 2023. As a percentage of revenue, gross profit increased from 40.69% for the three months ended March 31, 2023 to 44.83% for the three months ended March 31, 2024.

General and administrative expenses. Our general and administrative expenses consist primarily of personnel expenses, including employee salaries and bonuses plus related payroll taxes, professional advisor fees, bad debts, rent expense, insurance and other expenses incurred in connection with general operations. Our general and administrative expenses increased by $56,952, or 11.33%, to $559,398 for the three months ended March 31, 2024 from $502,446 for the three months ended March 31, 2023. As a percentage of revenue, our general and administrative expenses increased from 80.86% for the three months ended March 31, 2023 to 178.20% for the three months ended March 31, 2024. Such increase was primarily due increased internal payroll related to new positions added to facilitate future growth.

Advertising expenses. Our advertising expenses consist of vendor trade shows and various trade publications. Our advertising expenses increased by $15,527, or 702.58%, to $17,737 for the three months ended March 31, 2024 from $2,210 for the three months ended March 31, 2023. Such increase was primarily due to an increase in trade show sponsorship expenses.

Depreciation expense. We incurred depreciation expense of $178, or 0.06% of revenue, for the three months ended March 31, 2024, as compared to $0 for the three months ended March 31, 2023.

Interest expense. We incurred interest expense of $84,093, or 26.79% of revenue, for the three months ended March 31, 2024, as compared to $71,979, or 11.58% of revenue, for the three months ended March 31, 2023.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $520,670 for the three months ended March 31, 2024, as compared to $323,757 for the three months ended March 31, 2023, an increase of $196,913, or 60.82%.

Comparison of Nine Months Ended March 31, 2024 and 2023

The following table sets forth key components of our results of operations for the period from July 1, 2022 to October 16, 2022 (Predecessor), from October 17, 2022 to March 31, 2024 (Successor), and for the nine months ended March 31, 2024 (Successor).

	For the Nine Months Ended March 31, 2024 (Successor)	Period from October 17, 2022 to March 31, 2023 (Successor)	Period from July 1, 2022 to October 16, 2022 (Predecessor)
Revenue	$898,010	$1,470,175	$502,990
Cost of sales	457,495	999,556	351,740
Gross profit	440,515	470,619	151,250
Operating expenses:
General and administrative	1,466,594	4,853,405	334,812
Advertising expense	43,191	12,814	4,621
Depreciation expense	388	-	6,143
Loss from operations	(1,069,658)	(4,395,600)	(194,326)
Interest expense	233,105	113,493	125,738
Net loss	$(1,302,763)	$(4,509,093)	$(320,064)

We believe that reviewing our operating results for the nine months ended March 31, 2023, by combining the results of the successor period (October 17, 2022 to March 31, 2023) and the predecessor period (July 1, 2022 to October 16, 2022) is more useful in discussing our overall operating performance compared to the results of the nine months ended March 31, 2024 (successor). We do not see any potential risks associated with utilizing this combined presentation.

Following are the combined results for the nine months ended March 31, 2024 and 2023, both in dollars and as a percentage of our revenues.

	Nine Months Ended March 31, 2024 (Successor)		Pro Forma Combined Nine Months Ended March 31, 2023		Period from October 17, 2022 to March 31,	Period from July 1, 2022 to October 16,
	Amount	% of Revenue	Amount	% of Revenue	2023 (Successor)	2022 (Predecessor)
Revenue	$898,010	100.00%	$1,973,165	100.00%	$1,470,175	$502,990
Cost of sales	457,495	50.95%	1,351,296	68.48%	999,556	351,740
Gross profit	440,515	49.05%	621,869	31.52%	470,619	151,250
Operating expenses:
General and administrative	1,466,594	163.32%	5,188,217	262.94%	4,853,405	334,812
Advertising expense	43,191	4.81%	17,435	0.88%	12,814	4,621
Depreciation expense	388	0.04%	6,143	0.31%	-	6,143
Loss from operations	(1,069,658)	(119.11)%	(4,589,926)	(232.62)%	(4,395,600)	(194,326)
Interest expense	233,105	25.96%	239,231	12.12%	113,493	125,738
Net loss	$(1,302,763)	(145.07)%	$(4,829,157)	(244.74)%	$(4,509,093)	$(320,064)

Revenue. Our revenue decreased by $1,075,155, or 54.49%, to $898,010 for the nine months ended March 31, 2024 from $1,973,165 for the nine months ended March 31, 2023. The reduced revenue was primarily due to decreases in the volume of products sold to our two largest customers, due to external factors that impacted their number of purchases, offset by increases in product prices. One of our largest historical customers chose to manufacture most of their own units beginning at the start of fiscal year 2023, rather than purchasing our products. The loss of this customer led to a major decline in sales for the nine months ended March 31, 2024. Our second largest historical customer was a larger buying group for several smaller regional groups, and their sales declined because a sales associate at our company, who had a close connection with such buying group, resigned in May 2023. We also experienced a $192,839 decrease in revenue due to our termination of a drop ship arrangement with a third party. Our product price increases occurred in March 2023, and an approximately 20% price increase was applied to all products that we offer due to our market review of competitor pricing. During the nine months ended March 31, 2024, the decrease in revenue was due to an approximate 70% decrease in sales volume, offset by an approximate 15% increase to prices across all product lines.

Cost of sales. Our cost of sales decreased by $893,801, or 66.14%, to $457,495 for the nine months ended March 31, 2024 from $1,351,296 for the nine months ended March 31, 2023. As a percentage of revenue, cost of sales decreased from 68.48% for the nine months ended March 31, 2023 to 50.95% for the nine months ended March 31, 2024. This decrease was primarily due to the price increases described above.

Gross profit. As a result of the foregoing, our gross profit decreased by $181,354, or 29.16%, to $440,515 for the nine months ended March 31, 2024 from $621,869 for the nine months ended March 31, 2023. As a percentage of revenue, gross profit increased from 31.52% for the nine months ended March 31, 2023 to 49.05% for the nine months ended March 31, 2024.

General and administrative expenses. Our general and administrative expenses decreased by $3,721,623, or 71.73%, to $1,466,594 for the nine months ended March 31, 2024 from $5,188,217 for the nine months ended March 31, 2023. As a percentage of revenue, our general and administrative expenses decreased from 262.94% for the nine months ended March 31, 2023 to 163.32% for the nine months ended March 31, 2024. Such decrease was primarily due to a reduction in stock option expense.

Advertising expenses. Our advertising expenses increased by $25,756, or 147.73%, to $43,191 for the nine months ended March 31, 2024 from $17,435 for the nine months ended March 31, 2023. Such increase was primarily due to an increase in trade show sponsorship expenses.

Depreciation expense. We incurred depreciation expense of $388, or 0.04% of revenue, for the nine months ended March 31, 2024, as compared to $6,143, or 0.31% of revenue, for the nine months ended March 31, 2023.

Interest expense. We incurred interest expense of $233,105, or 25.96% of revenue, for the nine months ended March 31, 2024, as compared to $239,231, or 12.12% of revenue, for the nine months ended March 31, 2023.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $1,302,763 for the nine months ended March 31, 2024, as compared to $4,829,157 for the nine months ended March 31, 2023, a decrease of $3,526,394, or 73.02%.

Liquidity and Capital Resources

Our company has incurred losses and negative cash flows from operations. To date, we have financed our operations primarily through revenue generated from operations, third party borrowings, private placements of our securities and advances from our founders. As of March 31, 2024, we had cash of $56,082, a net loss for the nine-month period ended of $1,302,763 and cash used in operating activities of $485,530.

Our company was formed in August 2022 and completed the acquisition in October 2022. Since the acquisition, we have invested in further developing our products, hiring key personnel, and engaging third party experts such as accountants and underwriters in connection with our initial public offering described above.

Despite the initial public offering, management believes that currently available resources will not be sufficient to fund our planned expenditures over the next 12 months. These factors, individually and collectively indicate that a material uncertainty exists that raises substantial doubt about our company’s ability to continue as a going concern for 12 months from the date of issuance of the accompanying unaudited condensed financial statements.

We will be dependent upon the raising of additional capital through equity and/or debt financing in order to implement our business plan and generate sufficient revenue in excess of costs. If we raise additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock. If we raise additional funds by issuing debt, we may be subject to limitations on its operations, through debt covenants or other restrictions. There is no assurance that we will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on our financial condition. Thes accompanying unaudited condensed financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern.

The accompanying unaudited condensed financial statements have been prepared on a going concern basis under which our company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the nine months ended March 31, 2024.

		Combined Nine Months Ended March 31, 2023
	Nine Months Ended March 31, 2024	2023 Total	Period from October 17, 2022 to March 31, 2023 (Successor)	Period from July 1, to October 16, 2022 (Predecessor)
Net cash used in operating activities	$(485,530)	$(286,318)	$(169,067)	$(117,251)
Net cash used in investing activities	(2,138)	(2,007,882)	(2,000,000)	(7,882)
Net cash provided by (used in) financing activities	150,556	2,608,761	2,733,983	(125,222)
Net increase (decrease) in cash	(337,112)	314,561	564,916	(250,355)
Cash at beginning of period	393,194	263,506	-	263,506
Cash at end of period	$56,082	$578,067	$564,916	$13,151

Net cash used in operating activities was $485,530 for the nine months ended March 31, 2024, as compared to $286,318 for the nine months ended March 31, 2023. For the nine months ended March 31, 2024, our net loss of $1,302,763 and an increase in inventory of $103,569, offset by an increase in accounts payable and accrued liabilities of $386,279, a non-cash interest expense of $223,783, stock-based compensation of $151,981, and depreciation and amortization of $115,885, were the primary drivers of net cash used in operating activities. For the nine months ended March 31, 2023, our net loss of $4,829,157 and a decrease in accounts receivable of $354,176, offset by stock-based compensation of $3,997,442 and an increase in accounts payable and accrued liabilities of $313,174, were the primary drivers of the net cash used in operating activities.

Net cash used in investing activities was $2,138 for the nine months ended March 31, 2024, as compared to $2,007,882 for the nine months ended March 31, 2023. The net cash used in investing activities for the nine months ended March 31, 2024 consisted entirely of purchases of property and equipment. Net cash used in investing activities for the nine months ended March 31, 2023 consisted of cash used in connection with the acquisition of the assets of CleanCore LLC, TetraClean and Food Safety of $2,000,000 and purchases of property and equipment of $7,882.

Net cash provided by financing activities was $150,556 for the nine months ended March 31, 2024, as compared to $2,608,761 for the nine months ended March 31, 2023. Net cash provided by financing activities for the nine months ended March 31, 2024 consisted of proceeds from the issuance of convertible notes of $225,000 and proceeds from related party loans of $50,014, offset by payments for deferred offering costs of $124,458, while net cash provided by financing activities for the nine months ended March 31, 2023 consisted of proceeds from the issuance of class B common stock of $1,650,000, proceeds from the issuance of series seed preferred stock of $1,000,000, proceeds from related party loans of $399,483 and proceeds from the issuance of class A common stock of $100, offset by repayments of loans due to related parties of $288,861, payments for deferred offering costs of $150,683 and repayments of long term debt of $1,278.

Private Placement

Between October 14, 2022 and November 29, 2022, we issued an aggregate of 660,921 shares of class B common stock for total gross proceeds of $1,150,000 and net proceeds of approximately $1,035,000 in a private placement transaction.

Promissory Note

On October 17, 2022, we issued a promissory note in the principal amount of $3,000,000 to Burlington, which was amended pursuant to extension agreements on September 13, 2023 and December 17, 2023. The note bears interest at a rate of 7% per annum; provided that such interest rate increased to 10% per annum on September 13, 2023. The note is due on the earlier of (a) the closing of a firm commitment initial public offering and concurrent listing on a national securities exchange or (b) April 4, 2024. We may prepay the note at any time at any time without penalty. The note is unsecured and contains customary events of default. As of March 31, 2024, the outstanding principal balance of this note is $3,000,000 and it has accrued interest of $355,726.

Convertible Promissory Notes

On January 30, 2024, we issued three 10% original issue discount convertible promissory notes to three separate accredited investors in the principal amounts of $27,778, $111,111, and $111,111. The purchase prices of the notes were $25,000, $100,000 and $100,000, respectively. These notes accrue with simple interest on the outstanding principal amount at the rate of 12% per annum and the interest shall commence on the date of issuance and continue to accrue until paid in full or until the note is converted. The principal amounts and all accrued and unpaid interest automatically convert into class B common stock upon the closing of our initial public offering. Unless earlier converted into class B common stock, all unpaid interest and principal is due and payable on December 31, 2024, which date may be extended at the election of us by up to two additional 90-day periods. As of March 31, 2024, the outstanding principal balance of these notes is $250,000 and they have accrued interest of $4,545.

Related Party Demand Notes

On October 4, 2022, we issued a promissory note to each of Matthew Atkinson, our Chief Executive Officer at such time, and Clayton Adams, our President at such time and current significant stockholder, in the principal amount of $104,450 each for a total of $208,900. These notes bear interest at a rate of 5% per annum beginning on the 30th day after issuance and are due on the 60th day following written demand from the holder. As of March 31, 2024, the outstanding principal balance of these notes is $208,900 and they have accrued interest of $15,567.

Related Party Revolving Loan

On March 26, 2024, we entered into a loan agreement with Clayton Adams, a significant stockholder, pursuant to which we issued a revolving credit note to Mr. Adams in the principal amount of up to $500,000. Pursuant to the loan agreement and note, Mr. Adams agreed to provide advances to us upon request during the period commencing on the effective date of the registration statement relating to our initial public offering (April 25, 2024) and continuing until the second anniversary of such date, which is referred to as the maturity date. This note accrues simple interest on the outstanding principal amount at the rate of 8% per annum, with all principal and interest due on the maturity date; provided that upon an event of default (as defined in the note), such rate shall increase to 13%. We may prepay the note at any time without penalty or premium. The note is unsecured and contains customary events of default for a loan of this type. As of March 31, 2024, no advances have been made and the principal amount of this note is $0.

Contractual Obligations

Our principal commitments consist mostly of obligations under the loans described above. Other than indicated above, at March 31, 2024, we did not have other long-term debt obligations, capital (finance) lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected on our statements of financial position.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

The following discussion relates to critical accounting policies for our company. The preparation of financial statements in conformity with United States generally accepted accounting principles, or U.S. GAAP, requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

Revenue Recognition. We generate revenue from sales of our products and recognize revenue as control of our products is transferred to our customers, which is generally at the time of shipment based on the contractual terms with our customers. We provide customer programs and incentive offerings, including growth incentives and volume-based incentives. These customer programs and incentives are considered variable consideration. We include in revenue variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the variable consideration is resolved. This determination is made based upon known customer program and incentive offerings at the time of sale, and expected sales volume forecasts as it relates to our volume-based incentives. This determination is updated every reporting period. For the periods ended March 31, 2024 and 2023, customer growth and volume-based incentives were minimal. Certain product sales include a 2-year manufacturer’s warranty that provides the customer with assurance that the product performs as intended. Such warranties are assurance-type warranties and are accounted for as contingencies under ASC 460-10.

Impairment of Long-Lived Assets. Long-lived assets consist primarily of property and equipment and intangible assets. Long-lived assets are tested for impairment when events and circumstances indicate the assets might be impaired by first comparing the estimated future undiscounted cash flows of the asset or asset group to the carrying value. If the carrying value exceeds the estimated future undiscounted cash flows, an impairment loss is recognized based on the amount that the carrying value exceeds the fair value of the asset or asset group. We did not recognize impairment losses during the periods ended March 31, 2024 and 2023.

Intangible Assets. Intangible assets primarily consist of existing technology, customer relationships, and trademarks obtained as a result of the acquisition on October 17, 2022. Intangible assets with definite lives are amortized based on their pattern of economic benefit over their estimated useful lives and reviewed periodically for impairment. Our trademarks are deemed to have an indefinite life. The estimated useful life of the acquired technology is 15 years while the estimated useful life of customer relationships is 5 years.

Stock-based Compensation. Compensation expense is recognized for all share-based payments to employees and non-employees, including stock options and warrants, in the statements of operation based on the fair value of the awards that are granted. Our stock price at the date of grant was estimated using an acceptable valuation technique such as the probability-weighted expected return model. The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model. Generally, measured compensation cost, net of actual forfeitures, is recognized on a straight-line basis over the vesting period of the related share-based compensation award. We account for forfeitures of stock-based awards as they occur.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure information required to be disclosed in our reports that we file or furnish pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), as appropriate to allow for timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level due to material weaknesses identified related to (1) the lack of a sufficient number of trained professionals with the expertise to design, implement, and execute a formal risk assessment process and formal accounting policies, procedures, and controls over accounting and financial reporting to ensure the timely and accurate recording of financial transactions while maintaining a segregation of duties; and (2) the lack of a sufficient number of trained professionals with the appropriate U.S. GAAP technical expertise to identify, evaluate, and account for complex transactions and review valuation reports prepared by external specialists.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2024, we were privately owned and not subject to the internal control over financial reporting requirement of the Sarbanes Oxley Act.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive and principal financial officers, or persons performing similar functions, and effected by a company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. A material weakness is a significant deficiency, or a combination of significant deficiencies, in internal control over financial reporting such that it is reasonably possible that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In preparing our financial statements as of and for the three months ended March 31, 2024 and 2023, management identified material weaknesses in our internal control over financial reporting. The material weaknesses we identified related to (1) the lack of a sufficient number of trained professionals with the expertise to design, implement, and execute a formal risk assessment process and formal accounting policies, procedures, and controls over accounting and financial reporting to ensure the timely and accurate recording of financial transactions while maintaining a segregation of duties; and (2) the lack of a sufficient number of trained professionals with the appropriate U.S. GAAP technical expertise to identify, evaluate, and account for complex transactions and review valuation reports prepared by external specialists.

We are planning on implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including formalizing our processes and internal control documentation and strengthening supervisory reviews by our financial management and hiring additional qualified accounting and finance personnel and engaging financial consultants to enable the implementation of internal control over financial reporting and segregating duties amongst accounting and finance personnel.

While we are implementing these measures, we cannot assure you that these efforts will remediate our material weaknesses and significant deficiencies in a timely manner, or at all, or prevent restatements of our financial statements in the future. If we are unable to successfully remediate our material weaknesses, or identify any future significant deficiencies or material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, and the market price of our common stock may decline as a result.

In accordance with the provisions of the JOBS Act, we and our independent registered public accounting firm were not required to, and did not, perform an evaluation of our internal control over financial reporting as of March 31, 2024, nor any period subsequent in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any unregistered equity securities during the three months ended March 31, 2024 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any shares of our common stock during the three months ended March 31, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Resignation of Chairman and CEO

On June 7, 2024, Douglas T. Moore resigned from his positions as Chairman, Chief Executive Officer and President. Mr. Moore’s resignation was not due to any disagreement with our company on any matter relating to our operations, policies or practices.

On June 10, 2024, we entered into a separation agreement and release of claims, or the Separation Agreement, with Mr. Moore providing for the separation of his employment with our company effective as of June 7, 2024. Under the Separation Agreement, we agreed to pay Mr. Moore a severance payment in the amount of $80,000, payable in $10,000 installments every two weeks consistent with our existing payroll practices, and agreed to pay all previously earned, accrued, and unpaid benefits from our company and its employee benefit plans. We also agreed to issue 20,000 shares of class B common stock to Mr. Moore on January 2, 2025.

Mr. Moore helped us complete our initial public offering and successfully list on NYSE American. We expect that Mr. Moore will continue as a trusted advisor to our company and assist us to build a broad base of customers and pursue strategic initiatives as needed. Under the planned advisory agreement with Mr. Moore, he would be entitled to receive a ten percent (10%) commission on revenues actually received during a two-year period from certain new clients that Mr. Moore introduces to us. The Separation Agreement also includes a customary mutual release of claims by Mr. Moore and our company, as well as customary confidentiality and mutual non-disparagement provisions.

Appointment of Chairman and CEO

On June 7, 2024, our Board of Directors, upon recommendation of the Nominating and Corporate Governance Committee, appointed Clayton Adams, a significant stockholder and founder, as Chairman, Chief Executive Officer and President.

Clayton Adams is one of our founders and previously served as our President, Chief Financial Officer and as a member of our board of directors from September 2022 until July 2023. Since January 2020, Mr. Adams has served as Principal at Bird Dog Capital LLC, where he leads various investments. Mr. Adams gained experience developing the growth of small companies as Chief Executive Officer of Carson Enterprises, Inc., a company engaged in landscaping and construction, from March 2009 to February 2019. At Carson Enterprises, Inc., Mr. Adams expanded the company and successfully sold the company in February 2019. Mr. Adams is also a member of the board of directors and serves on the audit, compensation and nominating committees of Signing Day Sports, Inc. Mr. Adams graduated from Red Oak High School in 2007. We believe that Mr. Adams is qualified to serve on our board of directors due to his experience in small-cap companies, scaling operations, and financial background.

Mr. Adams was appointed to serve until his successor is duly elected and qualified. There are no family relationships between Mr. Adams and our existing directors and officers. There are no arrangements or understandings between Mr. Adams and any other persons pursuant to which he was selected. See Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a description of certain loans to us from Mr. Adams. Except for those loans, there has been no transaction, nor is there any currently proposed transaction, between Mr. Adams and us that would require disclosure under Item 404(a) of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of CleanCore Solutions, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on October 10, 2023)
3.2	Bylaws of CleanCore Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on October 10, 2023)
4.1	Class B Common Stock Purchase Warrant issued to Boustead Securities, LLC on April 30, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 1, 2024)
10.1	Form of 10% Original Issue Discount Convertible Promissory Note relating to the 2024 private placement (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registration Statement on Form S-1/A filed on February 23, 2024)
10.2	Loan Agreement, dated March 26, 2024, between CleanCore Solutions, Inc. and Clayton Adams (incorporated by reference to Exhibit 10.14 to Amendment No. 6 to the Registration Statement on Form S-1/A filed on March 27, 2024)
10.3	Revolving Credit Note issued by CleanCore Solutions, Inc. to Clayton Adams on March 26, 2024 (incorporated by reference to Exhibit 10.15 to Amendment No. 6 to the Registration Statement on Form S-1/A filed on March 27, 2024)
10.4	Business Property Lease Second Amendment, dated March 20, 2024, between RMR Mercury I-80, LLC and CleanCore Solutions, Inc. (incorporated by reference to Exhibit 10.18 to Amendment No. 6 to the Registration Statement on Form S-1/A filed on March 27, 2024)
10.5	Employment Agreement, dated February 5, 2024, between CleanCore Solutions, Inc. and Douglas T. Moore (incorporated by reference to Exhibit 10.19 to Amendment No. 3 to the Registration Statement on Form S-1/A filed on February 23, 2024)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 10, 2024	CLEANCORE SOLUTIONS, INC.

/s/ Clayton Adams
	Name:	Clayton Adams
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ David Enholm
	Name:	David Enholm
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)