Form 10-K
period 2024-06-30
CleanCore Solutions, Inc.
filed 2024-09-20
CIK 1956741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 001-42033

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of December 29, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s class B common stock held by non-affiliates could not be determined because the registrant’s class B common stock was not yet trading on any exchange. As of such date, there were 3,105,940 shares of class B common stock issued and outstanding, of which 2,545,824 shares were held by affiliates. Executive officers, directors and by each person who owns 10% or more of the outstanding class B common stock may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 19, 2024, there were a total of 7,965,919 shares of the registrant’s class B common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CleanCore Solutions, Inc.

Annual Report on Form 10-K

Year Ended June 30, 2024

i

INTRODUCTORY NOTES

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our” and “our company” refer to CleanCore Solutions, Inc., a Nevada corporation; provided that all discussions in this report regarding our business and operations prior to the acquisition described under Item 1 “Business—Our Corporate History and Structure” below refer to the business and operations of our predecessor companies described below.

Special Note Regarding Forward-Looking Statements

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

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A “Risk Factors” and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

The forward-looking statements made in this report relate only to events or information as of the date on which the statements are made in this report. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason.

ii

PART I

ITEM 1. BUSINESS.

Overview

We specialize in the development and production of cleaning products that produce pure aqueous ozone for professional, industrial, or home use. We have a patented nanobubble technology using aqueous ozone that we believe is highly effective in cleaning, sanitizing, and deodorizing surfaces and high-touch areas.

Our mission is to become a leader in creating safe, clean spaces that are free from any chemical residue or skin irritants. We are currently expanding our distributor network, improving our production processes, and proving the effectiveness of our products in restaurants, airports, and hotels.

As noted by the U.S. Environmental Protection Agency, or the EPA (“Wastewater Technology Fact Sheet: Ozone Disinfection,” September 1999), ozone has been used in water treatment facilities to remove pathogens from water for decades. However, ozone was not safe for traditional cleaning because the gas alone can be harmful when inhaled. In recent years, ozone has been found to become a powerful cleaning solution if infused into tap water, which then creates a solution called aqueous ozone. Once the ozone is added into the water, the resulting solution is safe to handle, yet continues to hold the effective cleaning and oxidizing components of ozone.

Our product offerings utilize a patented technology that we believe produces an enhanced aqueous ozone solution that requires no additives, filters, or advanced chemicals. We believe that we are the only company that has an aqueous ozone solution that is produced in the form of nanobubbles. In a critical review from Environmental Science Nano (“Disinfection applications of ozone micro- and nanobubbles,” November 2, 2021) authors Petroula Seridou and Nicolas Kalogerakis explain that since its discovery in the 1990’s, nanobubbles have been used to remove pollutants in many industries, including biopharma and food processing. Nanobubbles are nanometer-sized (one billionth of a meter) gaseous cavities in a liquid solution. The common micro sized bubbles have larger diameters which causes them to rise quickly to the surface of an aqueous solution as compared to the smaller bubbles.

Since nanobubbles have no natural buoyancy, they remain underwater, where each tiny, negatively charged bubble is attracted to positively charged pollutants and harmful toxins. In the article, Seridou and Kalogerakis write about how this union causes the nanobubbles to release ozone which extinguishes pathogens and slowly breaks down the cell walls of mold, germs, and other residues. Further, a smaller size of nanobubbles is also more effective as it has a higher density of ozone and is able to provide a more thorough surface coverage, which destroys a higher number of contaminants.

Our pure aqueous ozone product is a natural cleaner, sanitizer, and deodorizer produced through the infusion of ozone into water using electricity. The use of this ozone solution has been proven effective in eliminating germs, viruses, bacteria, allergens, and molds; and it performs better than bleach according to a research report published by PLoS One (“The microbial killing capacity of aqueous and gaseous ozone on different surfaces contaminated with dairy cattle manure,” May 14, 2018). Aqueous ozone technology has been tested and previously destroyed pathogens including E. Coli, Staphylococcus, Listeria, and Salmonella as described in Catalyst journal (“Ozone and Photocatalytic Processes for Pathogens Removal from Water: A Review,” January 5, 2019). The solution cleans hard surfaces, floors, carpets, upholstery, and food contact surfaces.

In addition, in an independent case study at Cape Coral Hospital in Florida, the aqueous ozone solution worked to significantly deodorize smells. The same internal case study notes that the aqueous ozone does not mask smells, but instead destroys the bacterium causing the smell.

Our aqueous ozone solution is referred to as “pure” because of its ability to keep high concentration of ozone in the solution without needing to use a stabilizer or additive. Depending on the product, the pure aqueous ozone solution contains between 0.5 to 1.5 parts per million, or ppm, of ozone for professional cleaning and up to 20 ppm of ozone for industrial cleaning. At these levels, we believe the concentration of ozone within the solution is strong enough to effectively clean and deodorize better than bleach.

Corporate History and Structure

We were incorporated in the State of Nevada on August 23, 2022 under the name CC Acquisition Corp. for the sole purpose of acquiring substantially all of the assets of CleanCore Solutions, LLC, a Delaware limited liability company, or CleanCore LLC, TetraClean Systems, LLC, a Delaware limited liability company, or TetraClean, and Food Safety Technology L.L.C., a Delaware limited liability company, or Food Safety. On November 21, 2022, we changed our name from CC Acquisition Corp. to CleanCore Solutions, Inc.

On October 17, 2022, we entered into an asset purchase agreement with CleanCore LLC, TetraClean, Food Safety and Burlington Capital, LLC, or Burlington, the majority owner of these entities, pursuant to which we acquired substantially all of the assets of CleanCore LLC, TetraClean and Food Safety for a total purchase price of $5,000,000, consisting of $2,000,000 in cash and the issuance of a promissory note in the principal amount of $3,000,000.

The predecessor of CleanCore LLC was CleanCore Technologies, LLC, which was formed in 2014 and was wholly owned by Center Ridge Holdings, LLC. CleanCore LLC was formed in 2019 by Burlington and Walker Water, LLC d/b/a O-Z Tech. In 2019, prior to the formation of CleanCore LLC, Center Ridge Holdings, LLC transferred substantially all of the assets of CleanCore Technologies, LLC to Burlington, which then transferred such assets to CleanCore LLC. TetraClean and Food Safety were created to focus on industrial and food safety, respectively. CleanCore LLC, TetraClean, and Food Safety were all under majority control by Burlington prior to the acquisition by CC Acquisition Corp. All discussions in this report regarding our business prior to the acquisition reflect the combined business of CleanCore LLC, TetraClean, and Food Safety, our predecessor companies. Prior to the acquisition, we had no operations other than operations relating to our incorporation and organization.

We do not have any subsidiaries.

Industry

Our market encompasses the global household cleaning market, the global food service market, the global commercial and residential laundry market, and the global health care market. According to Report Linker, the global service cleaning market is expected to reach $92.69 billion by 2027, rising at a 7.80% CAGR during the forecast period. The global household cleaners market size was valued at $33.8 billion in 2021 and is expected to expand at a CAGR of 4.9% from 2022 to 2028. We believe this can be credited to the increasing awareness regarding hygiene among consumers. The constant developments in the household cleaner sector are also likely to boost industry demand.

There is a growing demand for green cleaning and eco-friendly products that are effective, safe, and sanitary. According to a report published by Allied Market Research, the global industrial cleaning equipment market amassed revenue of $9.12 billion in 2021, and is expected to hit $14.14 billion by 2031, registering a CAGR of 4.3% from 2022 to 2031. A market report from Research and Markets noted that the global household green cleaning products market is expected to grow to $27.83 billion at a CAGR of 6.50% from 2017 to 2024.

There is also a high demand in the food and beverage cleaning industry for effective and eco-friendly cleaning suppliers and cleaning solutions. According to an article by Arizton Advisory and Intelligence (“US Food and Beverage Industry Cleaning Services Market Size to Reach Revenues USD 2.4 Billion by 2026,” March 24, 2021), the U.S. food and beverage industry cleaning services market is expected to grow at a CAGR of approximately 7% from 2020 to 2026. We believe the rising awareness in the food and beverage cleaning industry is also encouraging vendors to rely on green cleaning services, which is expected to generate incremental income. Further, driven by the COVID-19 pandemic and its impact on customer and provider expectations of cleanliness, the demand for disinfection services in the food and beverage industry is expected to grow at a CAGR of over 6% through 2022.

The cleaning, healthcare and sanitation market is also receiving interest from government agencies, such as British Columbia’s GreenCare Sustainability Strategic Framework, to develop and retain better, environmentally sustainable, and innovative cleaning solutions. Government initiatives have led some transitions into different and alternative cleaning technologies, and environmentally conscious institutions are expected to increase their demand for alternative cleaning products. While traditional disinfectants will continue to be routinely used in hospitals to sterilize and remove viruses and pathogens, we believe there is a place for aqueous ozone technology to be introduced in clinical settings. For instance, Cape Coral Hospital in Florida, along with two other hospitals, integrated aqueous ozone as room deodorizes as part of their environmental services program effort.

Based on the above, the demand for alternative environmentally conscious cleaning solutions is increasing, and we believe our aqueous ozone patented technology effectively cleans and reduces environmental impact, and as a result, that the demand for our products and services will continue to grow.

Products

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

Janitorial and Sanitation

Within the janitorial and sanitation sector, we currently manufacture the following products:

●	Fill Stations: Wall-mounted units that produce on demand aqueous ozone and can fill up spray bottles or buckets for general cleaning, including our 1.0 Fill Station, which can produce one gallon per minute of aqueous ozone for users with smaller cleaning needs, and our 3.0 Fill Station, which can produce three gallons per minute and is designed for commercial and industrial cleaning requirements.

●	POWER CADDY: A 12-gallon tank that generates aqueous ozone within it, so users are able to generate on-site, on-demand aqueous ozone as they clean. These units come equipped with a spray gun and vacuum hose to properly clean all locations. The POWER CADDY includes a high-pressure spray gun with a pressure per inch boost over 100 for more intense cleaning.

●	POWER MINI CADDY. A six-gallon tank that generates aqueous ozone within it, so users are able to generate on-site, on-demand aqueous ozone as they clean. This product comes equipped with a spray gun and vacuum hose to properly clean all locations. The MINI CADDY is a smaller version of the POWER CADDY that is popular in smaller areas such as restaurants.

Ice System

The Ice Treatment System establishes a proactive ice machine cleaning program. Cleaning ice machines is a labor intensive and slow process that needs to happen often to stop the buildup of bacteria and mold in the ice machine, the buildup of which could contaminate the ice supply. Ice machines, like other water systems used within indoor environments, create ideal conditions for fostering the growth of bacteria and mold. Pure aqueous ozone is highly effective in cleaning the inside of ice machines. Our Ice System destroys bacteria by sending 0.50 ppm of aqueous ozone through the ice machine each time it makes more ice. Aqueous ozone proactively prevents the growth of Listeria, Salmonella, E. Coli, Norwalk Virus, and Shigella in the ice and keeps the ice pure while preventing respiratory and gastrointestinal illnesses.

Commercial and Residential Laundry

We believe that the laundry unit effectively oxidizes and deodorizes to extend the life of your laundry. When the laundry ozone unit is connected to a washing machine, the aqueous ozone is used to clean towels and linens. As a result, by avoiding harsh chemicals, the aqueous ozone may expand the life of the linens, reduce dry time, and eliminate skin irritation. The flow rate of the commercial product is five GPM on each line.

Industrial Cleaning Products

We also plan to make aqueous ozone available for industrial applications, primarily for the purpose of keeping industrial plants and production lines clean. We believe this industrial product is safe to be used on food-contact surfaces and has been used in meat packing plants to eliminate the need to stop the packaging line for cleaning. Additional applications for this product may include pet food packaging and manufacturing, canning operations, breweries, wineries, distilleries, and consumer health manufacturers.

We build customized cleaning systems to meet the required needs of our clients. Our system’s volume output ranges from 10-250 GPM of our patented solution. The concentration levels of our aqueous ozone solutions can be adjusted to suit our client’s distinctive needs.  Multiple units can be placed in tandem for large volume projects. Concentration levels of ozone can be established at up to 20 ppm of ozone.

Sanitizing and Disinfectant Tablets

Branded “GreenKlean,” these chlorinated tablets kill 99.9% of viruses and bacteria on a surface. These tablets eliminate odors while disinfecting and can be used on a variety of hard non-porous surfaces. We believe each tablet is easy to use, fast dissolving in water, and each tablet provides a single, standardized cleaning dose. The solution created from the tablet when mixed with water may be applied with a spray device, cloth, wipe, sponge, brush, or mop. Each tablet is effective for up to three days in a closed container and should be prepared daily when used in open containers. Generally, there is no need to rinse off the product after cleaning, the surface just needs to fully air dry, with no remaining residue left nor harm to the surfaces’ finish. The tablets are made according to standards of the National Science Foundation, an independent agency of the United States government that supports fundamental research and education in all the non-medical fields of science and engineering, under the “D2” classification, which means these tablets may be used as an antimicrobial agent that would not need to be rinsed or qualified as a “no rinse sanitizer.”

Manufacturing

We currently source components and raw materials both domestically and overseas from vendors. The components and raw materials are shipped to our facility in Omaha, NE and assembled. We have implemented a strict quality control program which is run by our Director of Operations along with our Lead Production Supervisor. We have inventory control systems at our facilities that track each manufacturing and packaging component as we receive it from our supply sources through manufacturing and shipment of each product to customers. To facilitate this tracking, most products we sell are bar coded. We believe our distribution capabilities increase our flexibility in responding to our customers’ delivery requirements.

Our manufacturing operations are designed to allow low-cost production of a wide variety of products of different quantities, physical sizes and packaging formats, while maintaining a high level of customer service and quality. Flexible production line changeover capabilities and reduced cycle times allow us to respond quickly to changes in manufacturing schedules and customer demands.

We believe that our manufacturing facilities generally have sufficient capacity to meet our current business requirements and our currently anticipated sales.

Raw Materials and Suppliers

The primary raw materials used in the manufacture of our products are chassis, generators, various sockets, degas cylinders, and a variety of other components. The cost of these raw materials is a key factor in pricing our products.

We source raw materials from multiple regional, national and foreign suppliers. Certain of our materials come from Asian-based suppliers. Raw materials from Asian-based suppliers may be subjected to import duties, depending on various foreign policies of the US government. As such, we continue to explore partnership or supplier opportunities to optimize our costs.

We have historically purchased certain key raw materials from a limited number of suppliers. We purchase raw materials on the basis of purchase orders. While we believe that there is an ample supply of most of the raw materials that we need, in the absence of firm and long-term contracts, we may not be able to obtain a sufficient supply of these raw materials from our existing suppliers or alternates in a timely fashion or at a reasonable cost. If we fail to secure a sufficient supply of key raw materials in a timely fashion, it would result in a significant delay in delivering our products. Furthermore, failure to obtain a sufficient supply of these raw materials at a reasonable cost could also harm our revenue and gross profit margins. Please see Item 1A “Risk Factors—Risks Related to Our Business and Industry—We have historically depended on a limited number of third parties to supply key raw materials to us and the failure to obtain a sufficient supply of these raw materials in a timely fashion and at reasonable costs could significantly delay our delivery of products” for a description of the risks related to our supplier relationships.

Sales and Marketing

We will utilize media, websites, email lists, social media to reach industries and new potential clients. We actively participate in a variety of trade shows in health care, food service, commercial real estate, and schools and universities where we demonstrate and market our products to thousands of potential and existing customers. We will also use these marketing tactics to grow awareness for our products that we deploy in various cleaning applications. Finally, we will distribute press releases, attend industry conferences, and leverage our relationships with existing customers to grow our client base.

On September 10, 2024, we entered into a sole distributorship agreement for the distribution of our products in the European Union, United Kingdom, Bahrain, Kuwait, Oman, Qatar, Saudi Arabia and United Arab Emirates. Please see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” for a description of this agreement.

Customers

The most significant sales and distribution channels for our products are currently through distributors who then sell to the janitorial services industries relating to food services, health care, education, and commercial buildings. These distributors provide sales, marketing, product training, service and maintenance for their respective end customers.

For the year ended June 30, 2024, one customer, Pro-Link, Inc., accounted for 14% of revenue, and we had two customers, Consensus Group and Tharaldson Hospitality, that accounted for 28% each of all accounts receivable at June 30, 2024. For the year ended June 30, 2023, Pro-Link, Inc. and Sanzonate accounted for 39% and 36% of revenue, respectively, and we had two customers, Sanzonate and Pro-Link, Inc., that accounted for 43% and 12%, respectively, of all accounts receivable at June 30, 2023. We do not have a long-term contract with any of the customers mentioned. We primarily sell products to customers under individual purchase orders placed by them under their standard terms and conditions of sale. These terms and conditions generally include insurance requirements, representations by us with respect to the quality of our products and our production process, our obligations to comply with law, and indemnifications by us if we breach our representations or obligations. There is no commitment from any of these customers to purchase from us, or from us to sell to them, any minimum amount of products.

The loss of any major customer could have a material adverse effect on our results of operations. See Item 1A “Risk Factors—Risks Related to Our Business and Industry—Our major customers account for a significant portion of our revenue and the loss of any major customer could have a material adverse effect on our results of operations.”

Competition

The janitorial services industry is highly competitive and has many established, large and small global competitors. We compete against a wide range of cleaning-focused businesses. Some of our current competitors may be larger than we are, have larger customer bases, greater brand recognition and operating histories, a dominant or more secure position, broader geographic scope, volume, scale, resources, and more market share than we do, or offer products and services we do not offer. Other competitors are smaller, younger, companies that may be more agile in responding quickly to new products or changes in the market.

Our major competitors for our products are traditional cleaning companies such as Proctor and Gamble and Unilever, which are companies that develop and manufacture traditional chemical cleaning products. However, to the best of our knowledge, none of them have an aqueous ozone technology. We also compete with companies in the aqueous ozone cleaning market such as Tennant Company, Tersano Inc., and Enozo Technologies Inc and O3 Waterworks. Each of these companies also produces devices to make aqueous ozone, and Tersano Inc. and Enozo Technologies Inc. produce aqueous ozone products for both personal and professional use.

We also compete with a multitude of foreign, regional, and local competitors that vary by market. If our existing or future competitors seek to gain or retain market share by reducing prices, we may be required to lower our prices, which would adversely affect our operating results. Similarly, if customers or potential customers perceive the products or services offered by our existing or future competitors to be of higher quality than ours or part of a broader product mix, our revenues may decline, which would adversely affect our operating results.

Competitive Strengths

We believe that the following competitive strengths contribute to our success and differentiate us from our competitors:

●	We have numerous patents for our technology. We currently have 14 patents for our technology. These patents cover the functions of our products that allow our machines to produce ozone in the form of nanobubbles.

●	We have experience in the cleaning industry. Our acquisition and subsequent business with aqueous ozone products have led us to maintain and uphold significant and meaningful relationships throughout the service cleaning industry with various providers of cleaning services.

●	We believe that our products eliminate the need for harsh chemicals and reduce costs of labor in janitorial services. Various chemical solutions for cleaning are costly, but with the aqueous ozone solution, we believe hospitals may reduce expenditures by switching to the aqueous ozone technology. Our customers in janitorial services have reported a reduced time in cleaning and sanitizing, which saves our customers on labor costs.

●	There is no chemical residue left after using our solution, and we believe it causes less irritation compared to typical cleaning agents. When cleaning with the aqueous ozone solution, it may remove and deodorize surfaces without using harsh caustic chemicals, and only water remains on the surface after cleaning, not any chemical residue that may require additional rinsing. As a result, our clients may report less eye, skin, and respiratory irritation after switching to our cleaning products.

●	Our product is environmentally conscious. Our goal is to reduce packaging waste when replacing traditional cleaners and their packaging with aqueous ozone dispensers. We believe our product also reduces water consumption while cleaning. A two-year study at a major Vancouver hospital found that clients use 90% less water since the aqueous ozone technology removes the need to flush the cleaning dispensing system between various chemical cleaning agents. Overall, our products may reduce the carbon footprint of a janitorial service business when used in lieu of traditional cleaning methods.

Growth Strategies

The key elements of our strategy to grow our business include:

●	Targeting key industries. Historically, we sold our products primarily through geographic and strategic distributors across the United States and Europe in the janitorial services sector. In the past twelve months, we have shifted our focus to selling direct to end users. Our focus target groups include hospitality, education, venue, and education.

●	Deploy marketing strategies that raise awareness for our cleaning products. We plan to expand our marketing efforts to increase awareness of our products. Our strategy includes attending industry conferences and working with salespeople to start the use of our product in new areas.

●	Create partnerships through exclusive licensing for distributors and a direct sales model. We anticipate evolving the business model into a hybrid of both traditional distributors and a direct sales model with key salespeople penetrating the health care, education, food service, and commercial buildings industries. Our goal is also to create partnerships with some of the largest sports and entertainment arenas in the world, providing end-to-end sales and service.

Research and Development

We are continuing our research and development into specific product applications across our core janitorial and sanitation product line, specifically aligning our new direct sales and support strategy by evolving the existing product lines to capture new “real time” testing evaluations.

Previously, we had conducted an adenosine triphosphate study on the Clemson University Core buildings to determine the cleaning effect of aqueous ozone and our products.

We are also active in developing consumer-focused products that can be sold and marketed online and in large box retail stores across the country. We are exploring the development of our products for expanded usage in key market segments such as health care, food service, and commercial cleaning industries.

Intellectual Property

Currently, we hold 14 patents and have two patents pending, with one pending in the United States and another pending in Canada. We own 9 patents in the United States, 1 patent in Mexico, and 4 patents in Canada. These patents cover the functions of our products that allow our machines to produce the ozone in the form of nanobubbles. Each of our United States patents are utility patents, and are owned by us, either under the name “CC Acquisition Corp,” our previous name, or “CleanCore Solutions, Inc.” We do not currently license any patents. We are in the process of transferring each of the patents to our current name, “CleanCore Solutions, Inc.”

Patent Title	Patent Number	Jurisdiction	Expiration Year
Ozone Cleaning System	2680331	Canada	2028
Ozone Cleaning System	320909	Mexico	2028
Ozonated Liquid Dispensing Unit	10479683	United States	2028
Reaction Vessel for an Ozone Cleaning System	8075705	United States	2029
Aqueous Ozone Solution for Ozone Cleaning System	8071526	United States	2029
Aqueous Ozone Solution for Ozone Cleaning System	8735337	United States	2029
Ozonated Liquid Dispensing Unit	9174845	United States	2029
Ozone Cleaning System	9068149	United States	2030
Ozonated Liquid Dispensing Unit	9522348	United States	2030
System for Producing and Distributing an Ozonated Fluid	2802307	Canada	2031
Ozonated Liquid Dispensing Unit	2802311	Canada	2031
Ozonated Liquid Dispensing Unit	2896332	Canada	2034
Method and Systems for Controlling Microorganisms	9670081	United States	2035
Apparatus for Generating Aqueous Ozone	11033647	United States	2039

To protect our intellectual property, we rely on a combination of laws and regulations, as well as contractual restrictions. We rely on Federal patent laws to protect our intellectual property, including our patented technology. We also rely on the protection of laws regarding unregistered copyrights for certain content we create and trade secret laws to protect our proprietary technology. To further protect our intellectual property, we enter into confidentiality agreements with our executive officers and directors.

Employees

We seek to attract and retain quality employees in the areas of sales, marketing, and internal operations. Our salespeople will be selected to continue to identify and develop our client relationships. Our marketing staff will develop brand awareness of our products within the janitorial services market.

As of June 30, 2024, we had seven (7) full time employees, all of whom were in the United States. None of our employees are represented by labor unions, and we believe that we have an excellent relationship with our employees.

Government Regulation

As a manufacturer of ozone devices, we are subject to regulation by multiple U.S. government agencies, including the EPA. We must also comply with the Federal Insecticide, Fungicide, and Rodenticide Act, or FIFRA, which establishes procedures for registering pesticides and pesticide generating devices with the U.S. Department of Agriculture and following established labeling provisions. FIFRA mandates that the EPA regulates the use and sale of pesticides and pesticide generating devices to protect human health and preserve the environment. Under FIFRA’s definition, ozone is considered a pesticide and manufacturers of ozone generating devices are required to register with the EPA. Our EPA registration establishment number is 090379-NE-001.

We are also subject to regulation by the U.S. Food and Drug Administration, or the FDA, for the use of ozone for water treatment as well as its use as an antimicrobial agent for the treatment, storage, and processing of foods. In 1982, the FDA granted “GRAS” approval, meaning it is “generally recognized as safe” status for ozone treatment of bottled water. The FDA and the Center for Food Safety and Applied Nutrition announced on June 26, 2001 that ozone may be safely used in the treatment, storage, and processing of foods, including meat and poultry, when used in accordance with the specified conditions; and that ozone is approved as a secondary food additive permitted for human consumption.

Additionally, the U.S. Department of Agriculture and Food Safety and Inspection Service declared in December 2001 that ozone may be used on food labeled as “organic,” and that there are no special labeling requirements for treated raw and ready-to-eat meat and poultry products if treated with ozone just prior to packaging.

The Occupational Safety and Health Administration, or OSHA, and the American Conference of Governmental Industrial Hygienists, or ACGIH, have also issued guidelines and regulations for ozone gas exposure. OSHA regulates ozone gas exposure based on time-weighted averages, and states that ozone levels in ambient air should not exceed 0.10 ppm for an eight-hour exposure period. Similarly, ACGIH guidelines state provide for similar time weighted averages, distinguishing based on the level of exertion starting from 0.10 ppm of ozone exposure for eight hours of light work to 0.05 ppm of ozone exposure for eight hours of during heavy work.

The Hazard Communication Standard provides workers who are exposed to hazardous chemicals or alike with “the right to know” the identities and protective measures to be taken to protect themselves from adverse effect of air contaminants. Government recommendations include guidelines that if an employee is exposed to ambient ozone levels higher than permitted, to wear a respirator or other personal protective equipment until such a time when air contaminate levels are in within compliance according to the OSHA standards.

In Canada, Health Canada has issued our company a letter of no-objection to the use of our solution as a sanitizer in Canada for use as a general use sanitizer, hand disinfectant, personal hygiene cleaner, as a drain cleaner, for food packaging materials, and in use with food contacting hard surfaces. Our Health Canada reference numbers are: IS13041201/02, IS13041209 to IS13041216, and IP13101701.

The application, interpretation, and enforcement of these U.S. and foreign laws and regulations are often uncertain, particularly in the rapidly evolving industry in which we operate and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. Any existing or new legislation applicable to our operations could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, to respond to regulatory inquiries or investigations, and to defend individual or class litigation. These events could dampen growth in the use of the internet in general and cause us to divert significant resources and funds to addressing these issues, and possibly require us to change our business practices.

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should carefully read and consider all of the risks described below, together with all of the other information contained or referred to in this report, before making an investment decision with respect to our securities. If any of the following events occur, our financial condition, business and results of operations (including cash flows) may be materially adversely affected. In that event, the market price of our stock could decline, and you could lose all or part of your investment.

Risks Related to Our Business and Industry

We are an early-stage company with a limited operating history.

We are an early, startup stage company with a limited history upon which you can evaluate our business and prospects. Our prospects must be considered in light of the risks encountered by companies in the early stages of development in highly competitive markets. You should consider the frequency with which early-stage businesses encounter unforeseen expenses, difficulties, complications, delays and other adverse factors. These risks are described in more detail below.

We have incurred losses since our inception, and we may not be able to manage our business on a profitable basis.

We have generated losses since inception and have relied on cash on-hand, sales of securities, proceeds from our initial public offering, external bank lines of credit, and issuance of third-party and related party debt to support our operations. For the year ended June 30, 2024, we generated an operating loss of $1,946,734 and a net loss of $2,281,742. The revenue and income potential of our business and market are unproven. This makes an evaluation of our company and its prospects difficult and highly speculative. There can be no assurances that we will be able to develop products or services on a timely and cost effective basis, that will be able to generate any increase in revenues, that we will have adequate financing or resources to continue operating our business and to provide products to customers, that we will earn a profit, that we can raise sufficient capital to support operations by attaining profitability, or that we can satisfy future liabilities.

Our auditors have issued a going concern opinion on our audited financial statements.

The report of our independent registered public accounting firm that accompanies our financial statements for the year ended June 30, 2024 contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on the financial statements at that time. We have generated losses since inception and have relied on cash on-hand, sales of securities, proceeds from our initial public offering, external bank lines of credit, and issuance of third-party and related party debt to support cashflow from operations. As of June 30, 2024, we had cash of $2,016,611, a net loss of $2,281,742, working capital of $1,706,082, and cash used in operating activities of $1,547,880. Despite the initial public offering described below, management believes that currently available resources will not be sufficient to fund our planned expenditures over the next 12 months. These factors, individually and collectively indicate that a material uncertainty exists that raises substantial doubt about our company’s ability to continue as a going concern for 12 months from the date of issuance of the accompanying financial statements.

We will be dependent upon the raising of additional capital through equity and/or debt financing in order to implement our business plan and generate sufficient revenue in excess of costs. If we raise additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock. If we raise additional funds by issuing debt, we may be subject to limitations on its operations, through debt covenants or other restrictions. There is no assurance that we will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on our financial condition. The accompanying financial statements have been prepared on a going concern basis under which our company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business and do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.

We will require additional financing to accomplish our business strategy.

We require substantial working capital to fund our business development plans, and we expect to experience significant negative cash flow from operations. Depending upon the sales volume generated by our business during that time, we also anticipate the possibility of having to raise additional funds in order to achieve our plans and accomplish our immediate and longer-term business strategy. These additional funds likely will be raised through the issuance of our securities in debt and/or equity financings. If we are unable to raise these additional funds on terms acceptable to us, we will be required to limit our expenditures for continuing our product development activities and expanding our sales and marketing operations, reduce our work force, or find alternatives to fund our business on terms that are not as favorable to us. Any such actions would impair our product development and expansion plans, reduce potential revenues, increase operating losses, and adversely affect the value of our company.

We cannot accurately predict future revenues or profitability in the emerging market for aqueous ozone technology.

The market for alternative green cleaning supplies is rapidly evolving. As is typical of a rapidly evolving industry, demand, and market acceptance for recently introduced products are subject to a high level of uncertainty. Moreover, since the market for our products is evolving, it is difficult to predict the future growth rate, if any, and size of this market. Because of our limited operating history and the emerging nature of the markets in which we compete, we are unable to accurately forecast our revenues or our profitability. The market for our products and the long-term acceptance of our products are uncertain, and our ability to attract and retain qualified personnel with industry expertise, particularly sales and marketing personnel, is uncertain. To the extent we are unsuccessful in increasing revenues, we may be required to appropriately adjust spending to compensate for any unexpected revenue shortfall, or to reduce our operating expenses, causing us to forego potential revenue generating activities, either of which could have a material adverse effect on our business, results of operations and financial condition.

We may face significant challenges in obtaining market acceptance of our products, which could adversely affect our potential sales and revenues.

We do not yet have an established market or customer base for our products. Acceptance of our products in the marketplace by both potential users and potential purchasers, including hospitals, schools, universities, commercial facilities, transportation systems and other healthcare and non-healthcare providers, is uncertain, and failure to achieve sufficient market acceptance will significantly limit our ability to generate revenue and be profitable. Market acceptance will require substantial marketing efforts and the expenditure of significant funds by us to inform hospitals, schools, universities, commercial facilities, transportation systems, residential spaces and other health care and non-healthcare providers of the benefits of using our products. We may encounter significant clinical and market resistance to our products, and our products may never achieve market acceptance. We may not be able to build key relationships with physicians, education administrators, and government agencies. Product orders may be cancelled or customers that are beginning to use our products may cease their use of our products and customers expected to begin using our products may not do so.

Factors that may affect our ability to achieve acceptance of our products in the marketplace include, but are not limited, to whether:

●	such products will work effectively;

●	the products are cost-effective for our customers;

●	we are able to demonstrate product safety, efficacy, and cost-effectiveness of the products; and

●	we are able to maintain customer relationships and acceptance.

Acceptance of our products in the marketplace is also uncertain, and our failure to achieve sufficient market acceptance and any inability to sell such products at competitive prices will limit our ability to generate revenue and be profitable. Our products and technologies may not achieve expected reliability, performance, and endurance standards. Our products and technologies may also not achieve market acceptance, including among hospitals, or may not be deemed suitable for other commercial applications.

If we do not build brand awareness and brand loyalty, our business may suffer.

Due in part to the substantial resources available to many of our competitors providing aqueous ozone technology, our opportunity to achieve and maintain a significant market share may be limited. The importance of brand recognition will increase as competition in our market increases. Successfully promoting and positioning of our brand will depend largely on the effectiveness of our marketing efforts, our ability to offer reliable and desirable products at competitive rates, and customer perceptions of the value of our products. If our planned marketing efforts are ineffective or if customer perceptions change regarding the effectiveness of our cleaning machines and products, we may need to increase our financial commitment to creating and maintaining brand awareness and loyalty among customers, which could divert financial and management resources from other aspects of our business or cause our operating expenses to increase disproportionately to our revenues. This would cause our business and operating results to suffer.

If we are unable to maintain, train and build an effective international sales and marketing infrastructure, we will not be able to commercialize and grow our brand successfully.

As we grow, we may not be able to secure sales personnel or organizations that are adequate in number or expertise to successfully market and sell our brand and products on a global scale. We presently rely on individual independent sales representatives and an in-house sales team to market and sell our products. If we are unable to expand our sales and marketing capability, train our sales force effectively or provide any other capabilities necessary to commercialize our brand internationally, we will need to contract with third parties to market and sell our brand, which will be an additional expense. If we are unable to establish and maintain compliant and adequate sales and marketing capabilities, we may not be able to increase our revenue, may generate increased expenses, and may not continue to be profitable.

We operate in new and rapidly changing markets, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

The market for cleaning products is a rapidly changing market, characterized by changing technologies, intense price competition, the introduction of new competitors and brand name cleaning products, evolving industry standards, changing and diverse regulatory environments, frequent new service announcements, and changing user demands and behaviors. Our inability to anticipate these changes and adapt our business, platform, and offerings could undermine our business strategy. Our business strategy and projections, including those related to our revenue growth and profitability, rely on a number of assumptions about the market for cleaning products, including the size and projected growth of the cleaning product markets over the next several years. Some or all of these assumptions may be incorrect. Our growth strategy is dependent, in part, on our ability to timely and effectively launch new products and services, the development of which is uncertain, complex, and costly. In addition, we may be unable successfully and efficiently to address advancements in distribution technology, marketing and pricing strategies and content breadth and availability in certain or all of these markets, which could materially and adversely affect our growth prospects and results of operations.

The limited history of some of the markets in which we operate makes it difficult to effectively assess our future prospects, and our business and prospects should be considered in light of the risks and difficulties we may encounter in these evolving markets. We cannot accurately predict whether our products and services will achieve significant acceptance by potential users in significantly larger numbers or at the same or higher price points than at present. Our historic growth rates should therefore not be relied upon as an indication of future growth, financial condition, or results of operations.

Our major customers account for a significant portion of our revenue and the loss of any major customer could have a material adverse effect on our results of operations.

For the year ended June 30, 2024, one customer, Pro-Link, Inc., accounted for 14% of revenue, and we had two customers, Consensus Group and Tharaldson Hospitality, that accounted for 28% each of all accounts receivable at June 30, 2024. For the year ended June 30, 2023, Pro-Link, Inc. and Sanzonate accounted for 39% and 36% of revenue, respectively, and we had two customers, Sanzonate and Pro-Link, Inc., that accounted for 43% and 12%, respectively, of all accounts receivable at June 30, 2023. We do not have a long-term contract with any of the customers mentioned. We do not have a long-term contract with any of the customers mentioned. We experienced a 34.26% decrease in revenues for the year ended June 30, 2024, as compared to the year ended June 30, 2023. The decline in revenue was largely driven by the termination of a distribution agreement with Sanzonate. Revenue to Sanzonate decreased by 96% during this time period and accounted for 80% of total decrease in revenue during this time period. Our results of operations and ability to service our debt obligations would also be impacted negatively to the extent that any major customer is unable to make payments to us or does not make timely payments on outstanding accounts receivable.

We have historically depended on a limited number of third parties to supply key raw materials to us and the failure to obtain a sufficient supply of these raw materials in a timely fashion and at reasonable costs could significantly delay our delivery of products.

Since our company’s inception, we have historically purchased certain key raw materials, such as chassis, generators, vacuum switches, and head sockets and other components from a limited number of suppliers. We purchased raw materials on the basis of purchase orders. In the absence of firm and long-term contracts, we may not be able to obtain a sufficient supply of these raw materials from our existing suppliers or alternates in a timely fashion or at a reasonable cost. Although we have not experienced any supply chain disruptions in the past, we cannot guarantee that we will not experience any disruptions in the future. If we fail to secure a sufficient supply of key raw materials in a timely fashion, it would result in a significant delay in our delivery of products. Furthermore, failure to obtain a sufficient supply of these raw materials at a reasonable cost could also harm our revenue and gross profit margins.

We depend on third-party delivery services, for both inbound and outbound shipping, to deliver our products to our distribution centers and subsequently to our customers on a timely and consistent basis, and any deterioration in our relationship with any one of these third parties or increases in the fees that they charge could harm our reputation and adversely affect our business and financial condition.

We rely on third parties for the shipment of our products, both inbound and outbound shipping logistics, and we cannot be sure that these relationships will continue on terms favorable to us, or at all. Shipping costs have increased from time to time, and may continue to increase, and we may not be able to pass these costs directly to our customers.

Any increased shipping costs could harm our business, prospects, financial condition and results of operations by increasing our costs of doing business and reducing gross margins which could negatively affect our operating results. In addition, we utilize a variety of shipping methods for both inbound and outbound logistics. For inbound logistics, we rely on trucking and ocean carriers and any increases in fees that they charge could adversely affect our business and financial condition. For outbound logistics, we rely on “Less-than-Truckload” and parcel freight based upon the product and quantities being shipped and customer delivery requirements. These outbound freight costs have increased on a year-over-year basis and may continue to increase in the future. We also ship a number of oversized products which may trigger additional shipping costs by third-party delivery services. Any increases in fees or any increased use of “Less-than-Truckload” shipping would increase our shipping costs which could negatively affect our operating results.

In addition, if our relationships with these third parties are terminated or impaired, or if these third parties are unable to deliver products for us, whether due to labor shortage, slow down or stoppage, deteriorating financial or business condition, responses to terrorist attacks or for any other reason, we would be required to use alternative carriers for the shipment of products to our customers. Changing carriers could have a negative effect on our business and operating results due to reduced visibility of order status and package tracking and delays in order processing and product delivery, and we may be unable to engage alternative carriers on a timely basis, upon terms favorable to us, or at all.

If our fulfillment operations are interrupted for any significant period of time or are not sufficient to accommodate increased demand, our sales could decline, and our reputation could be harmed.

Our success depends on our ability to successfully receive and fulfill orders and to promptly deliver our products to our customers. Most of the orders for our products are filled from our inventory in our distribution centers, where all our inventory management, packaging, labeling and product return processes are performed. Increased demand and other considerations may require us to expand our distribution centers or transfer our fulfillment operations to larger or other facilities in the future. If we do not successfully expand our fulfillment capabilities in response to increases in demand, our sales could decline.

In addition, our distribution centers are susceptible to damage or interruption from human error, pandemics, fire, flood, power loss, telecommunications failures, terrorist attacks, acts of war, break-ins, earthquakes and similar events. We do not currently maintain back-up power systems at our fulfillment centers. We do not presently have a formal disaster recovery plan and our business interruption insurance may be insufficient to compensate us for losses that may occur in the event operations at our fulfillment center are interrupted. In addition, alternative arrangements may not be available, or if they are available, may increase the cost of fulfillment. Any interruptions in our fulfillment operations for any significant period of time, including interruptions resulting from the expansion of our existing facilities or the transfer of operations to a new facility, could damage our reputation and brand and substantially harm our business and results of operations.

Failure to comply with privacy laws and regulations and failure to adequately protect customer data could harm our business, damage our reputation and result in the loss of customers.

Federal and state regulations may govern the collection, use, sharing and security of data that we receive from our customers. In addition, we have and post on our website our own privacy policies and practices concerning the collection, use and disclosure of customer data. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, U.S. Federal Trade Commission requirements or other federal, state or international privacy-related laws and regulations could result in proceedings or actions against us by governmental entities or others, which could potentially harm our business. Further, failure or perceived failure to comply with our policies or applicable requirements related to the collection, use or security of personal information or other privacy-related matters could damage our reputation and result in a loss of customers. The regulatory framework for privacy issues is currently evolving and is likely to remain uncertain for the foreseeable future.

Quality problems with, and product liability claims in connection with, our aqueous ozone machines could lead to recalls or safety alerts, harm to our reputation, or adverse verdicts or costly settlements, and could have a material adverse effect on our business, financial condition, and results of operations.

Quality is extremely important to us and our customers due to the serious and costly consequences of product failure, and our business exposes us to potential product liability risks that are inherent in the design, manufacture and marketing of cleaning devices and services. In addition, our products may be used in intensive care settings with immunocompromised and seriously ill patients. Component failures, manufacturing defects or design flaws could result in an unsafe condition or injury to, or death of, a patient or other user of our products. These problems could lead to the recall of, or issuance of a safety alert relating to, our products and could result in unfavorable judicial decisions or settlements arising out of product liability claims and lawsuits, including class actions, which could negatively affect our business, financial condition and results of operations. In particular, a material adverse event involving one of our products could result in reduced market acceptance and demand for all products offered under our brand and could harm our reputation and ability to market products in the future.

High quality products are critical to the success of our business. If we fail to meet the high standards that we set for ourselves and that our customers expect, and if our products are the subject of recalls, safety alerts or other material adverse events, our reputation could be damaged, we could lose customers and our revenue could decline.

Any product liability claim brought against us, with or without merit, could be costly to defend and resolve. Any of the foregoing problems, including product liability claims or product recalls in the future, regardless of their ultimate outcome, could harm our reputation and have a material adverse effect on our business, financial condition, and results of operations.

We may receive a significant number of warranty claims or our aqueous ozone products may require significant amounts of service after sale.

Sales of our aqueous ozone products include a product limited two-year warranty that covers any issues related to manufacturing defects, specifically relating to the CCS Caddy, POWER CADDY, MINI CADDY, CCS 3.0 Fill Station, CCS 1.0 Fill Station, CCS 1000, CCS 2000L, CCS 5000 and the NuClean Pro Residential Fill Station. If a product is provided that has a manufacturing defect, we or an authorized distributor will replace or repair the defective product as long as a claim is submitted to us within the warranty period in writing within 30 days of the failure. This warranty does not cover abuse, misuse of the products, service or unit modifications not authorized by us, or environmental hazards. As the possible number and complexity of the features and functionalities of our products increase, we may experience a higher level of warranty claims. If product returns or warranty claims are significant or exceed our expectations, we could incur unanticipated expenditures for parts and services, which could have a material adverse effect on our operating results.

We could be subject to litigation.

Product liability claims are common. Even though we have not been subject to such claims in the past, we could be a named defendant in a lawsuit alleging product liability claims including, but not limited to, defects in the design, manufacture or labeling of our aqueous ozone products and machines. Any litigation, regardless of its merit or eventual outcome, could result in significant legal costs and high damage awards or settlements. Although we currently maintain product liability insurance, the coverage is subject to deductibles and limitations, and may not be adequate to cover future claims. Additionally, we may be unable to maintain our existing product liability insurance in the future at satisfactory rates or at adequate amounts.

If we are unable to protect our intellectual property rights, our reputation and brand could be impaired, and we could lose customers.

We regard our patents, trademarks, trade secrets and similar intellectual property as important to our success. We rely on patent, trademark and copyright law, and trade secret protection, and confidentiality and/or license agreements with employees, customers, partners and others to protect our proprietary rights. We maintain 14 patents in the United States, Canada, and Mexico. We cannot be certain that we have taken adequate steps to protect our proprietary rights, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, our proprietary rights may be infringed or misappropriated, and we could be required to incur significant expenses to preserve them. We may commence litigation to protect our intellectual property rights. The outcome of such litigation can be uncertain, and the cost of prosecuting such litigation may have an adverse impact on our earnings. We have patent and trademark registrations for several patents and marks. However, any registrations may not adequately cover our intellectual property or protect us against infringement by others. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services may be made available online. We also currently own or control a number of Internet domain names and have invested time and money in the purchase of domain names and other intellectual property, which may be impaired if we cannot protect such intellectual property. We may be unable to protect these domain names or acquire or maintain relevant domain names in the United States and in other countries. If we are not able to protect our patents, trademarks, domain names or other intellectual property, we may experience difficulties in achieving and maintaining brand recognition and customer loyalty.

The loss of key personnel, an inability to attract and retain additional personnel or difficulties in the integration of new members of our management team into our company could affect our ability to successfully grow our business.

Our future success depends in large part upon the continued service of the members of our executive management team and key employees, including our Chief Executive Officer, Clayton Adams, and our Chief Financial Officer, David Enholm. All members of our executive management team are subject to employment agreements. In addition, our success also depends on our ability to attract and retain qualified technical, sales and marketing, product support, financial and accounting, legal and other managerial personnel. The competition for skilled personnel in the industries in which we operate is intense. Our personnel generally may terminate their employment at any time for any reason. We may incur significant costs to attract and retain highly skilled personnel, and we may lose new employees to our competitors before we realize the benefit of our investment in recruiting them. As we move into new geographies, we will need to attract and recruit skilled personnel across functional areas. If we fail to attract new personnel or if we suffer increases in costs or business operations interruptions as a result of a labor dispute, or fail to retain and motivate our current personnel, we might not be able to operate our businesses effectively or efficiently, serve our users properly or maintain the quality of our content and services.

We will face growing regulatory and compliance requirements in a variety of areas, which can be costly and time consuming.

Our business is, and may in the future be, subject to a variety of laws and regulations, including working conditions, labor, immigration and employment laws, and health, safety and sanitation requirements. We are unable to predict the outcome or effects of any potential legislative or regulatory proposals on our business. Any changes to the legal and regulatory framework applicable to our business could have an adverse impact on our business and results of operations. Our failure to comply with applicable governmental laws and regulations, or to maintain necessary permits or licenses, could result in liability that could have a material negative effect on our business and results of operations.

Legislation or government regulations may be adopted which may affect our products and liability.

Nanobubble technology and aqueous ozone are subject to considerable regulatory uncertainty as the law evolves to catch up with the rapidly evolving nature of the technology itself, all of which are beyond our control. Our products also may not achieve the requisite level of compatibility required for certification and rollout to consumers or satisfy changing regulatory requirements which could require us to redesign, modify or update our products.

The industry may become subject to increased legislation and regulation. Further, the legislation or regulations in different countries may impose different standards, which may be conflicting. Any legislation or regulations which impose standards, or which impose liability, is likely to increase our manufacturing cost as well as the cost of compliance.

We are subject to, and must remain in compliance with, numerous laws and governmental regulations concerning the manufacturing, use, distribution and sale of our products. Some of our customers also require that it complies with their own unique requirements relating to these matters.

We produce and sell products that contain ozone, and which may be subject to government regulation in the locations where we develop, manufacture, and assemble our products, as well as the locations where we sell our products. Among other things, certain applicable laws and regulations require or may in the future require the submission of annual reports to the certain governmental agencies certifying that such products comply with applicable performance standards, the maintenance of manufacturing, testing, and distribution records, and the reporting of certain product defects to such regulatory agency or consumers. If our products fail to comply with applicable regulations, we and/or our products could be subjected to a variety of enforcement actions or sanctions, such as product recalls, repairs or replacements, warning letters, untitled letters, safety alerts, injunctions, import alerts, administrative product detentions or seizures, or civil penalties. The occurrence of any of the foregoing could harm our business, results of operations, and financial condition.

Economic, political and other risks associated with our international operations could adversely affect our revenues and international growth prospects.

We intend to expand our international presence as part of our business strategy. As described above, on September 10, 2024, we entered into a sole distributorship agreement for the distribution of our products in the European Union, United Kingdom, Bahrain, Kuwait, Oman, Qatar, Saudi Arabia and United Arab Emirates. Our international operations are subject to a number of risks inherent to operating in foreign countries, and any expansion of our international operations will amplify the effects of these risks, which include, among others:

●	differences in culture, economic and labor conditions and practices;

●	the policies of the U.S. and foreign governments;

●	disruptions in trade relations and economic instability;

●	differences in enforcement of contract and intellectual property rights;

●	social and political unrest;

●	natural disasters, terrorist attacks, pandemics or other catastrophic events;

●	complex, varying and changing government regulations and legal standards and requirements, particularly with respect to tax regulations, price protection, competition practices, export control regulations and restrictions, customs and tax requirements, immigration, anti-boycott regulations, data privacy, intellectual property, anti-corruption and environmental compliance, including the Foreign Corrupt Practices Act;

●	greater difficulty enforcing intellectual property rights and weaker laws protecting such rights; and

●	greater difficulty in accounts receivable collections and longer collection periods.

We are also affected by domestic and international laws and regulations applicable to companies doing business abroad or importing and exporting goods and materials. These include tax laws, laws regulating competition, anti-bribery/anti-corruption and other business practices, and trade regulations, including duties and tariffs. Compliance with these laws is costly, and future changes to these laws may require significant management attention and disrupt our operations. Additionally, while it is difficult to assess what changes may occur and the relative effect on our international tax structure, significant changes in how U.S. and foreign jurisdictions tax cross-border transactions could materially and adversely affect our results of operations and financial position.

Our results of operations and financial position are also impacted by changes in currency exchange rates. Unfavorable currency exchange rates between the US Dollar and foreign currencies could adversely affect us in the future. Fluctuations in currency exchange rates may present challenges in comparing operating performance from period to period.

There are other risks that are inherent in our international operations, including the potential for changes in socio-economic conditions, laws and regulations, including, among others, competition, import, export, labor and environmental, health and safety laws and regulations, and monetary and fiscal policies, protectionist measures that may prohibit acquisitions or joint ventures, or impact trade volumes, unsettled political conditions; government-imposed plant or other operational shutdowns, backlash from foreign labor organizations related to our restructuring actions, corruption; natural and man-made disasters, hazards and losses, violence, civil and labor unrest, and possible terrorist attacks.

To expand our operations into new international markets, we may enter into business combination transactions, make acquisitions or enter into strategic partnerships, joint ventures or alliances, any of which may be material. We may enter into these transactions to acquire other businesses or products to expand our products or take advantage of new developments and potential changes in the industry. Our lack of experience operating in new international markets and our lack of familiarity with local economic, political and regulatory systems could prevent us from achieving the results that we expect on our anticipated time frame or at all. If we are unsuccessful in expanding into new international markets, it could adversely affect our operating results and financial condition.

Our international operations require us to comply with anti-corruption laws and regulations of the U.S. government and various international jurisdictions in which we do business.

Doing business on a worldwide basis requires us to comply with the laws and regulations of the U.S. government and various international jurisdictions, and our failure to successfully comply with these rules and regulations may expose us to liabilities. These laws and regulations apply to companies, individual directors, officers, employees, and agents, and may restrict our operations, trade practices, investment decisions and partnering activities. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act, or the FCPA. The FCPA prohibits us from providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment, and requires us to maintain adequate record- keeping and internal accounting practices to accurately reflect our transactions. As part of our business, we may deal with state-owned business enterprises, the employees and representatives of which may be considered foreign officials for purposes of the FCPA. In addition, some of the international locations in which we operate lack a developed legal system and have elevated levels of corruption. As a result of the above activities, we are exposed to the risk of violating anti-corruption laws. Violations of these legal requirements are punishable by criminal fines and imprisonment, civil penalties, disgorgement of profits, injunctions, debarment from government contracts as well as other remedial measures. We have established policies and procedures designed to assist us and our personnel in complying with applicable U.S. and international laws and regulations. However, there can be no assurance that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage, and such a violation could adversely affect our reputation, business, financial condition and results of operations.

Our internal control over financial reporting currently may not meet all of the standards contemplated by Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 could impair our ability to produce timely and accurate financial statements or comply with applicable regulations and have a material adverse effect on our business.

As a public company, we have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that will require us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. If we are unable to establish or maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements, and harm our operating results. In addition, we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in the second annual report on Form 10-K following the completion of our initial public offering. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing, and possible remediation through the implementation of new internal controls and procedures and hiring accounting or internal audit staff. Testing and maintaining internal controls may divert management’s attention from other matters that are important to our business. If we are not able to complete our initial assessment of our internal controls and otherwise implement the requirements of Section 404 in a timely manner or with adequate compliance, we may not be able to certify as to the adequacy of our internal control over financial reporting.

Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby be required to restate our financial statements or otherwise be subject to adverse regulatory consequences, including sanctions by the Securities and Exchange Commission, or the SEC, or violations of applicable stock exchange listing rules, which may result in a breach of the covenants under existing or future financing arrangements. If we fail to meet our public reporting obligations, investors could lose confidence in us and the reliability of our financial statements, which could have a negative effect on the trading price of our class B common stock. Confidence in the reliability of our financial statements also could suffer if we report a material weakness in our internal control over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our class B common stock.

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we must incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act has imposed various requirements on public companies including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In addition, we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting the later of our second annual report on Form 10-K or the first annual report on Form 10-K following the date on which we are no longer an emerging growth company or a non-accelerated filer. Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the value of our securities could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Our ability to successfully implement our business plan and comply with Section 404 requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing, and implement new operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our auditors if so required under Section 404 of the Sarbanes-Oxley Act and the SEC’s implementing rules. This, in turn, could have an adverse impact on the value of our securities, and could adversely affect our ability to access the capital markets.

Risks Related to Ownership of Our Common Stock

The structure of our common stock has the effect of concentrating voting control with a single stockholder, which will limit or preclude your ability to influence corporate matters.  It may also limit the price and liquidity of our class B common stock due to its ineligibility for inclusion in certain stock market indices.

We are authorized to issue two classes of common stock – class A common stock and class B common stock. The class A common stock is entitled to ten votes per share and the class B common stock is entitled to one vote. Clayton Adams, our Chief Executive Officer, holds stock options to purchase 2,000,000 shares of class A common stock, which are fully vested and may be exercised at any time. If Mr. Adams exercises his stock options, then he will own approximately   88% of our outstanding class A common stock and will be able to exercise approximately   67% of our total voting power. This concentrated control will limit or preclude your ability to influence corporate matters, including significant business decisions, for the foreseeable future and could harm the market value of your class B common stock.

In addition, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. For example, in July 2017, FTSE Russell and Standard & Poor’s announced that they would cease to allow most newly public companies utilizing dual or multi-class capital structures to be included in their indices. Under the announced policies, our dual class capital structure would make us ineligible for inclusion in any of these indices. Given the sustained flow of investment funds into passive strategies that seek to track certain indexes, exclusion from stock indexes would likely preclude investment by many of these funds and could make our class B common stock less attractive to other investors. As a result, fewer investors may be willing to purchase our class B common stock. In consequence, the market price and liquidity of our class B common stock could be adversely affected.

We may not be able to maintain a listing of our class B common stock on NYSE American.

We must meet certain financial and liquidity criteria to maintain the listing of our class B common stock on NYSE American. If we fail to meet any of NYSE American’s continued listing standards or we violate NYSE American listing requirements, our class B common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such a listing. A delisting of our class B common stock from NYSE American may materially impair our stockholders’ ability to buy and sell our class B common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our class B common stock. The delisting of our class B common stock could significantly impair our ability to raise capital and the value of your investment.

The market price of our stock may be highly volatile, and you could lose all or part of your investment.

The market for our class B common stock may be characterized by significant price volatility when compared to the shares of larger, more established companies that have large public floats, and we expect that our stock price will be more volatile than the shares of such larger, more established companies for the indefinite future. The stock market in general has recently been highly volatile. Furthermore, there have been recent instances of extreme stock price run-ups followed by rapid price declines and stock price volatility following a number of recent initial public offerings, particularly among companies with relatively smaller public floats. We may also experience such volatility, which may be unrelated to our actual or expected operating performance and financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our class B common stock.

The market price of our class B common stock is likely to be volatile due to a number of factors. First, as noted above, our class B common stock is likely to be more sporadically and thinly traded compared to the shares of such larger, more established companies. The price for our class B common stock could, for example, decline precipitously in the event that a large number of shares are sold on the market without commensurate demand. Furthermore, we are a speculative or “risky” investment due to our lack of profits to date. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that has a large public float. Many of the foregoing factors are beyond our control and may decrease the market price of our class B common stock regardless of our operating performance. The market price of our class B common stock could also be subject to wide fluctuations in response to a broad and diverse range of factors, including the following:

●	actual or anticipated variations in our periodic operating results;

●	increases in market interest rates that lead investors of our class B common stock to demand a higher investment return;

●	changes in earnings estimates;

●	changes in market valuations of similar companies;

●	actions or announcements by our competitors;

●	adverse market reaction to any increased indebtedness we may incur in the future;

●	additions or departures of key personnel;

●	actions by stockholders;

●	speculation in the media, online forums, or investment community; and

●	our ability to maintain the listing of our class B common stock on NYSE American.

Volatility in the market price of our class B common stock may prevent investors from being able to sell their class B common stock at or above the price at which they purchased it. As a result, you may suffer a loss on your investment.

We do not expect to declare or pay dividends in the foreseeable future.

We do not expect to declare or pay dividends in the foreseeable future, as we anticipate that we will invest future earnings in the development and growth of our business. Therefore, holders of our class B common stock will not receive any return on their investment unless they sell their shares, and holders may be unable to sell their shares on favorable terms or at all.

If securities industry analysts do not publish research reports on us, or publish unfavorable reports on us, then the market price and market trading volume of our class B common stock could be negatively affected.

Any trading market for our class B common stock may be influenced in part by any research reports that securities industry analysts publish about us. We do not currently have and may never obtain research coverage by securities industry analysts. If no securities industry analysts commence coverage of us, the market price and market trading volume of our class B common stock could be negatively affected. In the event we are covered by analysts, and one or more of such analysts downgrade our securities, or otherwise reports on us unfavorably, or discontinues coverage of us, the market price and market trading volume of our class B common stock could be negatively affected.

Future issuances of our class B common stock or securities convertible into, or exercisable or exchangeable for, our class B common stock, or the expiration of lock-up agreements that restrict the issuance of new class B common stock or the trading of outstanding class B common stock, could cause the market price of our class B common stock to decline and would result in the dilution of your holdings.

Future issuances of our class B common stock or securities convertible into, or exercisable or exchangeable for, our class B common stock, or the expiration of lock-up agreements that restrict the issuance of new class B common stock or the trading of outstanding class B common stock, could cause the market price of our class B common stock to decline. We cannot predict the effect, if any, of future issuances of our securities, or the future expirations of lock-up agreements, on the price of our class B common stock. In all events, future issuances of our class B common stock would result in the dilution of your holdings. In addition, the perception that new issuances of our securities could occur, or the perception that locked-up parties will sell their securities when the lock-ups expire, could adversely affect the market price of our class B common stock. In connection with our initial public offering, all of our officers and directors agreed to be locked up for a period of twelve months from April 26, 2024, the date on which the trading of our class B common stock commenced, and the holders of 1% or greater of our outstanding class A common stock and class B common stock agreed to be locked up for a period of six months from such date; provided that the lock-up period for certain of these holders is three months. During the lock-up period, without the prior written consent of the underwriters, they shall not, directly or indirectly, (i) offer, pledge, assign, encumber, announce the intention to sell, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, any common stock or any securities convertible into or exercisable or exchangeable for common stock, owned either of record or beneficially by any signatory of the lock-up agreement on the date of the prospectus or thereafter acquired; (ii) enter into any swap or other agreement that transfers, in whole or in part, any of the economic consequences of ownership of the common stock or any securities convertible into or exercisable or exchangeable for common stock, whether any such transaction described in clauses (i) or (ii) above is to be settled by delivery of common stock or such other securities, in cash or otherwise, or publicly announce an intention to do any of the foregoing; and (iii) make any demand for or exercise any right with respect to, the registration of any common stock or any security convertible into or exercisable or exchangeable for common stock. In addition to any adverse effects that may arise upon the expiration of these lock-up agreements, the lock-up provisions in these agreements may be waived, at any time and without notice. If the restrictions under the lock-up agreements are waived, our class B common stock may become available for resale, subject to applicable law, including without notice, which could reduce the market price for our class B common stock.

Future issuances of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future issuances of preferred stock, which could rank senior to our common stock for the purposes of dividends and liquidating distributions, may adversely affect the level of return you may be able to achieve from an investment in our class B common stock.

In the future, we may attempt to increase our capital resources by offering debt securities. Upon bankruptcy or liquidation, holders of our debt securities, and lenders with respect to other borrowings we may make, would receive distributions of our available assets prior to any distributions being made to holders of our common stock. Moreover, if we issue preferred stock, the holders of such preferred stock could be entitled to preferences over holders of common stock in respect of the payment of dividends and the payment of liquidating distributions. Because our decision to issue debt or preferred stock in any future offering, or borrow money from lenders, will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any such future offerings or borrowings. Holders of our class B common stock must bear the risk that any future offerings we conduct or borrowings we make may adversely affect the level of return, if any, they may be able to achieve from an investment in our class B common stock.

If our shares of class B common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on NYSE American or another national securities exchange and if the price of our class B common stock is less than $5.00, our class B common stock could be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our class B common stock, and therefore stockholders may have difficulty selling their shares.

We are subject to ongoing public reporting requirements that are less rigorous than rules for companies that are not emerging growth companies, and our stockholders could receive less information than they might expect to receive from more mature public companies.

We report on an ongoing basis as an “emerging growth company” (as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act) under the reporting rules set forth under the Securities Exchange Act of 1934, as amended, or the Exchange Act. For so long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not emerging growth companies, including but not limited to:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

●	being permitted to comply with reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

●	being exempt from the requirement to hold a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of our initial public offering, (ii) the last day of the first fiscal year in which our total annual gross revenues are $1.235 billion or more, (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our class B common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Because we are subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not emerging growth companies, our stockholders could receive less information than they might expect to receive from more mature public companies. We cannot predict if investors will find our class B common stock less attractive if we elect to rely on these exemptions, or if taking advantage of these exemptions would result in less active trading or more volatility in the price of our class B common stock.

We are also a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

Rule 12b-2 of the Exchange Act defines a “smaller reporting company” as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

●	had a public float of less than $250 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

●	in the case of an initial registration statement under the Securities Act or the Exchange Act for shares of its common equity, had a public float of less than $250 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

●	in the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero or whose public float was less than $700 million, had annual revenues of less than $100 million during the most recently completed fiscal year for which audited financial statements are available.

As a smaller reporting company, we are not required and may not include a compensation discussion and analysis section in our proxy statements, and we provide only two years of financial statements. We also have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our class B common stock less attractive to potential investors, which could make it more difficult for our stockholders to sell their shares.

We are a “controlled company” under the rules of NYSE American and as a result, we may choose to exempt our company from certain corporate governance requirements that could have an adverse effect on our public stockholders.

Under NYSE American rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including, without limitation, (i) the requirement to have a board of directors comprised of a majority of independent directors, (ii) requirement that director nominees be selected either by the independent directors or a nomination committee comprised solely of independent directors and (iii) the requirement that the compensation of officers be determined, or recommended to the board for determination, either by the independent directors or a compensation committee comprised solely of independent directors. As noted above, Clayton Adams is able to exercise more than 50% of our total voting power if he exercises his stock options. As a result, we are a “controlled company” within the meaning of NYSE American rules. Although we currently do not intend to rely on the “controlled company” exemption, we could elect to rely on this exemption in the future. If we elected to rely on the “controlled company” exemption, a majority of the members of our board of directors might not be independent and our nominating and compensation committees might not consist entirely of independent directors. Our status as a controlled company could cause our class B common stock to look less attractive to certain investors or otherwise harm our trading price.

Anti-takeover provisions in our charter documents and under Nevada law could make an acquisition of our company more difficult, and limit attempts by our stockholders to replace or remove our current management.

Provisions in our articles of incorporation and bylaws may have the effect of delaying or preventing a change of control of our company or changes in our management. As described above, we have a dual class structure which concentrates control with a single stockholder. Furthermore, neither the holders of our common stock nor the holders of our preferred stock have cumulative voting rights in the election of our directors. The combination of the present ownership by this single stockholder of a significant portion of our issued and outstanding common stock and lack of cumulative voting makes it more difficult for other stockholders to replace our board of directors or for a third party to obtain control of our company by replacing its board of directors.

In addition, our authorized but unissued shares of common stock are available for our board of directors to issue without stockholder approval, subject to NYSE American’s rules. We may use these additional shares for a variety of corporate purposes, including raising additional capital, corporate acquisitions and employee stock plans. The existence of our authorized but unissued shares of common stock could render it more difficult or discourage an attempt to obtain control of our company by means of a proxy context, tender offer, merger or other transaction since our board of directors can issue large amounts of capital stock as part of a defense to a take-over challenge. In addition, we have authorized in our articles of incorporation 50,000,000 shares of preferred stock. Our board acting alone and without approval of our stockholders, subject to NYSE American’s rules, can designate and issue one or more series of preferred stock containing super-voting provisions, enhanced economic rights, rights to elect directors, or other dilutive features, that could be utilized as part of a defense to a take-over challenge.

In addition, various provisions of our bylaws may also have an anti-takeover effect. These provisions may delay, defer or prevent a tender offer or takeover attempt of our company that a stockholder might consider in his or her best interest, including attempts that might result in a premium over the market price for the shares held by our stockholders. Our bylaws may be adopted, amended or repealed only by our board of directors. Our bylaws also contain limitations as to who may call special meetings as well as require advance notice of stockholder matters to be brought at a meeting. Additionally, our bylaws also provide that no director may be removed by less than a two-thirds vote of the issued and outstanding shares entitled to vote on the removal. Our bylaws also permit the board of directors to establish the number of directors and fill any vacancies and newly created directorships. These provisions will prevent a stockholder from increasing the size of our board of directors and gaining control of our board of directors by filling the resulting vacancies with its own nominees.

Our bylaws also establish an advance notice procedure for stockholder proposals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to the board of directors. Stockholders at an annual meeting will only be able to consider proposals or nominations specified in the notice of meeting or brought before the meeting by or at the direction of the board of directors or by a stockholder who was a stockholder of record on the record date for the meeting, who is entitled to vote at the meeting and who has given us timely written notice, in proper form, of the stockholder’s intention to bring that business before the meeting. Although our bylaws do not give the board of directors the power to approve or disapprove stockholder nominations of candidates or proposals regarding other business to be conducted at a special or annual meeting, our bylaws may have the effect of precluding the conduct of certain business at a meeting if the proper procedures are not followed or may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect its own slate of directors or otherwise attempting to obtain control of our company.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

General Risk Factors

We face significant competition.

We believe that our success will depend heavily upon achieving market acceptance of our products before our competitors introduce more advanced competing products. Current and new competitors, however, may be able to develop and introduce better or more desirable products in advance of us or at a lower cost. In addition, some of our current and potential competitors have longer and/or more established operating histories, greater industry experience, greater name recognition, established customer bases, and significantly greater financial, technical, marketing, and other resources than we do. To be competitive, we must respond promptly and effectively to the challenges of technological change, evolving standards and regulations, and our competitors’ innovations by continually working to improve the design of our products, enhancing our products, as well as improving and increasing our marketing and distribution channels. Increased competition could result in a decrease in the desirability of our products, a decrease in the use of our products by customers, loss of market share and brand recognition, and a reduction in the projected revenues from our products. We cannot assure you that we will be able to compete successfully against current and future competitors. Competitive pressures faced by us could have a material adverse effect on our business, operating results and financial condition.

Increased prices for raw materials could increase our cost of sales and decrease demand for our products, which could adversely affect our revenue or profitability.

Our profitability is affected by the prices of the raw materials used in the manufacturing and sale of our products. These prices may fluctuate based on a number of factors beyond our control, including, among others, changes in supply and demand, general economic conditions, labor costs, competition, import duties, currency exchange rates and, in some cases, government regulation. Increased prices could adversely affect our profitability or revenues. We do not have long-term supply contracts for the raw materials. Significant increases in the prices of raw materials could adversely affect our profit margins, especially if we are not able to recover these costs by increasing the prices we charge our customers for our products.

If commodity prices such as fuel, plastic and steel increase, our margins may be negatively impacted.

Our third-party delivery services have increased fuel surcharges from time to time, and such increases negatively impact our margins, as we are generally unable to pass all of these costs directly to consumers. Increasing prices of the raw materials for the products we sell may impact the availability, the quality and the price of our products, as suppliers search for alternatives to existing materials and increase the prices they charge. We cannot ensure that we can recover all the increased costs through price increases, and our suppliers may not continue to provide the consistent quality of raw materials as they may substitute lower cost materials to maintain pricing levels, all of which may have a negative impact on our business and results of operations.

If we fail to properly manage our anticipated growth, our business could suffer.

The planned growth of our commercial operations may place a significant strain on our management and on our operational and financial resources and systems. To manage growth effectively, we will need to maintain a system of management controls, and attract and retain qualified personnel, as well as develop, train and manage management-level and other employees. Failure to manage our growth effectively could cause us to over-invest or under-invest in infrastructure, and result in losses or weaknesses in our infrastructure, which could have a material adverse effect on our business, results of operations, financial condition and cash flow. Any failure by us to manage our growth effectively could have a negative effect on our ability to achieve our development and commercialization goals and strategies.

Business interruptions in our facilities may affect the distribution of our products and/or the stability of our computer systems, which may affect our business.

Weather, terrorist activities, war or other disasters, or the threat of them, may result in the closure of one or more of our facilities, or may adversely affect our ability to timely provide products to our customers, resulting in lost sales or a potential loss of customer loyalty. Most of our raw materials are imported from other countries and these goods could become difficult or impossible to bring into the United States, and we may not be able to obtain such raw materials from other sources at similar prices. Such a disruption in revenue could potentially have a negative impact on our results of operations, financial condition and cash flows.

We rely extensively on our computer systems to manage inventory, process transactions and timely provide products to our customers. Our systems are subject to damage or interruption from power outages, telecommunications failures, computer viruses, security breaches or other catastrophic events. If our systems are damaged or fail to function properly, we may experience loss of critical data and interruptions or delays in our ability to manage inventories or process customer transactions. Such a disruption of our systems could negatively impact revenue and potentially have a negative impact on our results of operations, financial condition and cash flows.

Security threats, such as ransomware attacks, to our IT infrastructure could expose us to liability, and damage our reputation and business.

It is essential to our business strategy that our technology and network infrastructure remain secure and is perceived by our customers to be secure. Despite security measures, however, any network infrastructure may be vulnerable to cyber-attacks. Information security risks have significantly increased in recent years in part due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign private parties and state actors. We may face cyber-attacks that attempt to penetrate our network security, including our data centers, to sabotage or otherwise disable our website, misappropriate our or our customers’ proprietary information, which may include personally identifiable information, or cause interruptions of our internal systems and services. If successful, any of these attacks could negatively affect our reputation, damage our network infrastructure and our ability to sell our products, harm our relationship with customers that are affected and expose us to financial liability.

We maintain a comprehensive system of preventive and detective controls through our security programs; however, given the rapidly evolving nature and proliferation of cyber threats, our controls may not prevent or identify all such attacks in a timely manner or otherwise prevent unauthorized access to, damage to, or interruption of our systems and operations, and we cannot eliminate the risk of human error or employee or vendor malfeasance.

In addition, any failure by us to comply with applicable privacy and information security laws and regulations could cause us to incur significant costs to protect any customers whose personal data was compromised and to restore customer confidence in us and to make changes to our information systems and administrative processes to address security issues and compliance with applicable laws and regulations. In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to stop shopping on our sites altogether. Such events could lead to lost sales and adversely affect our results of operations. We also could be exposed to government enforcement actions and private litigation.

Interruptions in deliveries of raw materials could adversely affect our revenue or profitability.

Our dependency upon regular deliveries from particular suppliers means that interruptions or stoppages in such deliveries could adversely affect our operations until arrangements with alternate suppliers could be made. If any of our suppliers were unable to deliver raw materials to us for an extended period of time, as the result of financial difficulties, catastrophic events affecting their facilities or other factors beyond our control, or if we were unable to negotiate acceptable terms for the supply of raw materials with these or alternative suppliers, our business could suffer. We may not be able to find acceptable alternatives, and any such alternatives could result in increased costs for us. Even if acceptable alternatives are found, the process of locating and securing such alternatives might be disruptive to our business. Extended unavailability of a necessary raw material could cause us to cease producing or selling one or more of our products for a period of time.

Assertions by third parties of infringement, misappropriation or other violation by us of their intellectual property rights could result in significant costs and substantially harm our business and operating results.

In recent years, there has been significant litigation involving intellectual property rights. Any infringement, misappropriation or related claims, whether or not meritorious, is time-consuming, diverts technical and management personnel and is costly to resolve. As a result of any such dispute, we may have to develop non-infringing technology, pay damages, enter into royalty or licensing agreements, cease providing our product or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us. Any of these events could result in increases in operating expenses, limit our product offerings or result in a loss of business.

Industry and other market data that may be used in our periodic reports that we may file with the SEC and our other materials, including those undertaken by us or our engaged consultants, may not prove to be representative of current and future market conditions or future results.

The periodic reports that we may file with the SEC may include or refer to statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties and surveys and studies that we may have undertaken ourselves regarding the market potential for our product candidates. Although we believe that such information has been, and will be, obtained from reliable sources, the sources of such data do not guarantee the accuracy or completeness of such information. While we believe these industry publications and third-party research, surveys and studies are reliable, we do not independently verify such data. The results of this data represent various methodologies, assumptions, research, analysis, projections, estimates, composition of respondent pool, presentation of data and adjustments, each of which may ultimately prove to be incorrect or inaccurate and may cause actual results and market viability information to differ materially from that presented in any such reports or other materials that we may prepare.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data. We have developed the following processes as part of our strategy for assessing, identifying, and managing material risks from cybersecurity threats.

Managing Material Risks & Integrated Overall Risk Management

We have integrated cybersecurity risk management into our risk management processes. This integration is intended to ensure that cybersecurity considerations are part of our decision-making processes. We continuously evaluate and address cybersecurity risks in alignment with our business objectives and operational needs.

Engaging Third-parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, we plan to engage external experts, including consultants and auditors, in evaluating and testing our risk management systems.  These services will enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices. Our collaboration with these third-parties is expected to include annual audits, ongoing threat assessments, and regular consultations on security enhancements.

Overseeing Third-Party Risk

Because we are aware of the risks associated with third-party service providers, we implement processes to oversee and manage these risks. We conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards. This approach is designed to mitigate risks related to data breaches or other security incidents originating from third parties.

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition.

Governance

Board of Directors Oversight

Our board of directors oversees the management of risks associated with cybersecurity threats.

Management’s Role Managing Risk

Management is primarily responsible for assessing, monitoring and managing our cybersecurity risks. Management must ensure that all industry standard cybersecurity measures are functioning as required to prevent or detect cybersecurity threats and related risks. Management oversees and tests our compliance with standards, remediates known risks, and leads our employee training program.

Monitoring Cybersecurity Incidents

Management is continually informed about the latest developments in cybersecurity, including potential threats and innovative risk management techniques. Management implements and oversees processes for the regular monitoring of our information systems. This includes the deployment of industry-standard security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, management will implement an incident response plan. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Reporting to Board of Directors

Significant cybersecurity matters, and strategic risk management decisions, will be escalated to the board of directors.

ITEM 2. PROPERTIES.

Our corporate headquarters are in Omaha, NE, which includes both our corporate offices and the warehouse and assembly functions. Our facilities are approximately 12,420 square feet and include an office bay, a manufacturing and shipping bay, and a warehouse and storage bay. We lease the building, and we are currently on a contract until the end of February 2028. We anticipate continuing assembly and warehousing at this location.

We believe that our property is adequately maintained, is in generally good condition, and adequate for our business.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as set forth below, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

On August 20, 2024, Matthew Atkinson, our former Chief Executive Officer and a significant stockholder, filed a complaint against our company in the District Court of Douglas County, Nebraska. In his complaint, he alleges that we failed to pay him compensation in the amount of $123,625.76, unreimbursed expenses of $1,815.25, and accrued and unpaid vacation in the amount of $6,153.84, or $131,594.85 in the aggregate. He alleges that we are obligated to pay him these amounts under an executive employment agreement between him and our company, and that he had become entitled to these amounts before he resigned his employment in February 2024. Based on these allegations, Mr. Atkinson asserts in his complaint causes of action for violation of the Nebraska Wage Payment and Collection Act, or the Act, breach of contract, and promissory estoppel. His complaints asks for a judgment that: (a) awards him damages in amount to be proved at trial but no less than $131,594.85, (b) assesses a penalty against our company pursuant to the Act in the amount of $263,189.70, and (c) awards Mr. Atkinson an amount for his reasonable costs and attorney’s fees incurred in litigating this matter and pre- and post-judgment interest.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our class B common stock is listed on the NYSE American under the symbol “ZONE.”

Number of Holders of our Common Shares

As of September 19, 2024, there were approximately 29 stockholders of record of our class B common stock. In computing the number of holders of record of our class B common stock, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any cash dividends in the near future. We may also enter into credit agreements or other borrowing arrangements in the future that will restrict our ability to declare or pay cash dividends. Any future determination to declare dividends will be made at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, contractual restrictions, general business conditions and other factors that our board of directors may deem relevant. See also Item 1A “Risk Factors—Risks Related to Ownership of Our Common Stock—We do not expect to declare or pay dividends in the foreseeable future.”

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2024 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2024 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of fiscal year 2024.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis summarizes the significant factors affecting our operating results, financial condition, liquidity and cash flows as of and for the periods presented below. The following discussion and analysis should be read in conjunction with our financial statements and the related notes thereto included elsewhere in this report. The discussion contains forward-looking statements that are based on the beliefs of management, as well as assumptions made by, and information currently available to, management. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly in the sections titled “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

All periods presented on or prior to October 16, 2022 represent the operations of CleanCore, TetraClean and Food Safety, our predecessors companies, and all references to “predecessor” refer to the combined financial position and results of operations of CleanCore, TetraClean and Food Safety on and before such date. References to “successor” refer to the financial position and results of operations of our company subsequent to October 16, 2022.

Overview

We specialize in the development and production of cleaning products that produce pure aqueous ozone for professional, industrial, or home use. We have a patented nanobubble technology using aqueous ozone that we believe is highly effective in cleaning, sanitizing, and deodorizing surfaces and high-touch areas.

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

Our mission is to become a leader in creating safe, clean spaces that are free from any chemical residue or skin irritants. We are currently expanding our distributor network, improving our production processes, and proving the effectiveness of our products in restaurants, airports, and hotels.

Recent Developments

Product Development Proposal

On August 20, 2024, we entered into a product development proposal with E-Business International Incorporation, pursuant to which Business International Incorporation, an engineering company, will look for more efficient ways to assemble some of our units, and will then take over assembly of certain products using overseas facilities.

Distributor Agreement

On September 10, 2024, we entered into a sole distributorship agreement with Consensus B.V., pursuant to which Consensus B.V. will act as sole distributor of our products in the European Union, United Kingdom, Bahrain, Kuwait, Oman, Qatar, Saudi Arabia and United Arab Emirates. The agreement is for a term of five years and may be terminated by either party upon not less than four months’ notice; provided that either party may terminate the agreement immediately upon a substantial breach of the agreement, as more particularly described in the agreement.

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

Emerging Growth Company

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation.

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of our initial public offering, (ii) the last day of the first fiscal year in which our total annual gross revenues are $1.235 billion or more, (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our class B common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Results of Operations

The following table sets forth key components of our results of operations for the period from July 1, 2022 to October 16, 2022 (Predecessor), from October 17, 2022 to June 30, 2023 (Successor), and for the year ended June 30, 2024 (Successor).

	For the Year Ended June 30, 2024 (Successor)	Period from October 17, 2022 to June 30, 2023 (Successor)	Period from July 1, 2022 to October 16, 2022 (Predecessor)
Revenue	$1,604,973	$1,938,366	$502,990
Cost of sales	809,161	1,359,401	351,740
Gross profit	795,812	578,965	151,250
Operating expenses:
General and administrative	2,471,480	5,310,961	334,535
Advertising expense	116,007	14,944	4,621
Depreciation and amortization expense	155,059	109,144	6,420
Loss from operations	(1,946,734)	(4,856,084)	(194,326)
Interest expense	335,008	167,123	125,738
Net loss	$(2,281,742)	$(5,023,207)	$(320,064)

We believe that reviewing our operating results for the year ended June 30, 2023, by combining the results of the successor period (October 17, 2022 to June 30, 2023) and the predecessor period (July 1, 2022 to October 16, 2022) is more useful in discussing our overall operating performance compared to the results of the year ended June 30, 2024 (successor). We do not see any potential risks associated with utilizing this combined presentation.

Following are the combined results for the years ended June 30, 2024 and 2023, both in dollars and as a percentage of our revenues.

	Year Ended June 30, 2024 (Successor)		Pro Forma Combined Year ended June 30, 2023		Period from October 17, 2022 to June 30,	Period from July 1, 2022 to October 16,
	Amount	% of Revenue	Amount	% of Revenue	2023 (Successor)	2022 (Predecessor)
Revenue	$1,604,973	100.00%	$2,441,356	100.00%	$1,938,366	$502,990
Cost of sales	809,161	50.42%	1,711,141	70.09%	1,359,401	351,740
Gross profit	795,812	49.58%	730,215	29.91%	578,965	151,250
Operating expenses:
General and administrative	2,471,480	153.99%	5,645,496	231.24%	5,310,961	334,535
Advertising expense	116,007	7.23%	19,565	0.80%	14,944	4,621
Depreciation and amortization expense	155,059	9.66%	115,564	4.73%	109,144	6,420
Loss from operations	(1,946,734)	(121.29)%	(5,050,410)	(206.87)%	(4,856,084)	(194,326)
Interest expense	335,008	20.87%	292,861	12.00%	167,123	125,738
Net loss	$(2,281,742)	(142.17)%	$(5,343,271)	(218.86)%	$(5,023,207)	$(320,064)

Revenue. We generate revenue from sales of our cleaning products. Our revenue decreased by $836,383, or 34.26%, to $1,604,973 for the year ended June 30, 2024 from $2,441,356 for the year ended June 30, 2023. This reduction in revenue was primarily due to the fact that our previous largest customer decided to make its own units instead of ordering from us commencing at the start of calendar year 2023. Revenue to this customer declined by 96% during the fiscal year, which represented over 80% of total revenue decline. The remaining decline is the result of management’s strategy of shifting focus to selling at higher margins direct to end users instead of selling through regional distribution groups at lower margins.

Cost of sales. Our cost of sales consists of raw materials, components and labor. Our cost of sales decreased by $901,980, or 52.71%, to $809,161 for the year ended June 30, 2024 from $1,711,141 for the year ended June 30, 2023. As a percentage of revenue, cost of sales decreased from 70.09% for the year ended June 30, 2023 to 50.42% for the year ended June 30, 2024. This decrease was primarily due to our strategy of selling direct to end users instead of selling via regional distribution groups.

Gross profit. As a result of the foregoing, our gross profit increased by $65,597, or 8.98%, to $795,812 for the year ended June 30, 2024 from $730,215 for the year ended June 30, 2023. As a percentage of revenue, gross profit increased from 29.91% for the year ended June 30, 2023 to 49.58% for the year ended June 30, 2024.

General and administrative expenses. Our general and administrative expenses consist primarily of personnel expenses, including employee salaries and bonuses plus related payroll taxes, professional advisor fees, bad debts, rent expense, insurance and other expenses incurred in connection with general operations. Our general and administrative expenses decreased by $3,174,016, or 56.22%, to $2,471,480 for the year ended June 30, 2024 from $5,645,496 for the year ended June 30, 2023. As a percentage of revenue, our general and administrative expenses decreased from 231.24% for the year ended June 30, 2023 to 153.99% for the year ended June 30, 2024. This decrease was primarily due to a reduction in stock option expense.

Advertising expenses. Our advertising expenses consist of vendor trade shows and various trade publications. Our advertising expenses increased by $96,442, or 492.93%, to $116,007 for the year ended June 30, 2024 from $19,565 for the year ended June 30, 2023. As a percentage of revenue, our advertising expenses increased from 0.80% for the year ended June 30, 2023 to 7.23% for the year ended June 30, 2024. Such an increase was primarily due to an increase in trade show sponsorship expenses.

Depreciation and amortization expense. We incurred depreciation and amortization expense of $155,059, or 9.66% of revenue, for the year ended June 30, 2024, as compared to $115,564, or 4.73% of revenue, for the year ended June 30, 2023.

Interest expense. We incurred interest expense of $335,008, or 20.87% of revenue, for the year ended June 30, 2024, as compared to $292,861, or 12.00% of revenue, for the year ended June 30, 2023.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $2,281,742 for the year ended June 30, 2024, as compared to $5,343,271 for the year ended June 30, 2023, a decrease of $3,061,529, or 57.30%.

Liquidity and Capital Resources

Our company has incurred losses and negative cash flows from operations. From acquisition through June 30, 2024, we have financed our operations primarily through private investor funding and an initial public offering. As of June 30, 2024, we had cash and cash equivalents of $2,016,611, a net loss for the year ended June 30, 2024 of $2,281,742 and cash used in operating activities of $1,547,880.

Despite the initial public offering described below, management believes that currently available resources will not be sufficient to fund our planned expenditures over the next 12 months. These factors, individually and collectively indicate that a material uncertainty exists that raises substantial doubt about our company’s ability to continue as a going concern for 12 months from the date of issuance of the accompanying financial statements.

We will be dependent upon the raising of additional capital through equity and/or debt financing in order to implement our business plan and generate sufficient revenue in excess of costs. If we raise additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock. If we raise additional funds by issuing debt, we may be subject to limitations on its operations, through debt covenants or other restrictions. There is no assurance that we will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on our financial condition. Thes accompanying financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern.

The accompanying financial statements have been prepared on a going concern basis under which our company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the years ended June 30, 2024 and 2023.

		Combined Year Ended June 30, 2023
	Year Ended June 30, 2024	2023 Total	Period from October 17, 2022 to June 30, 2023 (Successor)	Period from July 1, 2022 to October 16, 2022 (Predecessor)
Net cash used in operating activities	$(1,547,880)	$(354,121)	$(236,870)	$(117,251)
Net cash used in investing activities	(10,438)	(2,009,142)	(2,001,260)	(7,882)
Net cash provided by (used in) financing activities	3,181,735	2,506,102	2,631,324	(125,222)
Net increase (decrease) in cash	1,623,417	142,839	393,194	(250,355)
Cash and cash equivalents at beginning of period	393,194	263,506	-	263,506
Cash and cash equivalents at end of period	$2,016,611	$406,345	$393,194	$13,151

Net cash used in operating activities was $1,547,880 for the year ended June 30, 2024, as compared to $354,121 for the year ended June 30, 2023. For the year ended June 30, 2024, our net loss of $2,281,741, offset by stock-based compensation of $670,958, were the primary drivers of net cash used in operating activities. For the year ended June 30, 2023, our net loss of $5,343,271, offset by stock-based compensation of $4,119,321, were the primary drivers of the net cash used in operating activities.

Net cash used in investing activities was $10,438 for the year ended June 30, 2024, as compared to $2,009,142 for the year ended June 30, 2023. The net cash used in investing activities for the year ended June 30, 2024 consisted entirely of purchases of property and equipment, while the net cash used in investing activities for the year ended June 30, 2023 consisted of cash used in connection with the acquisition of the assets of CleanCore LLC, TetraClean and Food Safety of $2,007,882 and purchases of property and equipment of $1,260.

Net cash provided by financing activities was $3,181,735 for the year ended June 30, 2024, as compared to $2,506,102 for the year ended June 30, 2023. Net cash provided by financing activities for the year ended June 30, 2024 consisted of proceeds from the issuance of class B common stock pursuant to the initial public offering of $4,233,875 (net of offering costs), proceeds from the issuance of convertible notes of $225,000, offset by payments for deferred offering costs of $587,573, repayment of notes of $480,667 and repayment of related party loans of $208,900, while net cash provided by financing activities for the year ended June 30, 2023 consisted of proceeds from the issuance of class B common stock of $1,650,000, proceeds from the issuance of series seed preferred stock of $1,000,000, proceeds from related party loans of $373,817 and proceeds from the issuance of class A common stock of $100, offset by repayments of related party loans of $288,861, payments for deferred operating costs of $227,676 and repayments of long term debt of $1,278.

Initial Public Offering

On April 25, 2024, we entered into an underwriting agreement with Boustead Securities, LLC, as the representative of the several underwriters named on Schedule 1 thereto, relating to our initial public offering of class B common stock. Under the underwriting agreement, we agreed to sell 1,250,000 shares of class B common stock to the underwriters, at a purchase price per share of $3.72 (the offering price to the public of $4.00 per share of class B common stock minus the underwriters’ discount), and also agreed to grant to the underwriters a 45-day option to purchase up to 187,500 additional shares of class B common stock, at a purchase price of $3.72, pursuant to our registration statement on Form S-1 (File No. 333-274928) under the Securities Act.

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

Promissory Notes

On October 17, 2022, we issued a promissory note in the principal amount of $3,000,000 to Burlington, which amended by an extension agreement dated September 13, 2023, a second extension agreement dated December 17, 2023, a third extension agreement dated April 30, 2024, and a fourth extension agreement dated May 20, 2024. The note bore interest at a rate of 7% per annum; provided that such interest rate increased to 10% per annum on September 13, 2023. The note was due on the earlier of (a) the closing of a firm commitment initial public offering and concurrent listing on a national securities exchange or (b) April 4, 2024.

On May 31, 2024, Burlington and Walker Water LLC, or WW, entered into an allonge, assignment and agreement, or the Assignment Agreement, pursuant to which Burlington agreed to transfer $633,840 of the note to WW. The Assignment Agreement also provided that we would make a payment of $900,000 to Burlington on May 31, 2024, of which $480,667 will reduce the principal amount of the note, and $419,333 will pay outstanding interest. On May 31, 2024, we issued an amended and restated promissory note to Burlington to reduce the outstanding principal of the note due to Burlington’s assignment of a portion of the note to WW and due to the foregoing payment. The note has a new principal amount of $2,366,160, accrues interest at 8.5% per annum from October 17, 2022 (the date of the original note), which shall increase to 10% upon an event of default, and requires quarterly payments in the amount of $100,000 over the course of the next two and a half years, with a final payment of $1,396,881 due on April 1, 2027. The note may be prepaid at any time with no pre-payment penalty and contains customary events of default for a note of this type. As of June 30, 2024, the outstanding principal balance of this note is $1,885,493 and it has accrued interest of $13,673.

Pursuant to the Assignment Agreement, we also issued a new promissory note to WW in the principal amount of $633,840. The note accrues interest at 8.5% per annum from October 17, 2022 (the date of the original note), which shall increase to 10% upon an event of default and is due on December 31, 2024. The note may be prepaid at any time with no pre-payment penalty and contains customary events of default for a note of this type. As of June 30, 2024, the outstanding principal balance of this note is $633,840 and it has accrued interest of $4,490.

Both notes are unsecured and are pari passu in right of payment to any other unsecured indebtedness incurred in favor of any third party.

Related Party Revolving Loan

On March 26, 2024, we entered into a loan agreement with Clayton Adams, a significant stockholder at such time and our current Chief Executive Officer, pursuant to which we issued a revolving credit note to Mr. Adams in the principal amount of up to $500,000. Pursuant to the loan agreement and note, Mr. Adams agreed to provide advances to us upon request during the period commencing on the effective date of the registration statement relating to our initial public offering (April 25, 2024) and continuing until the second anniversary of such date, which is referred to as the maturity date. This note accrues simple interest on the outstanding principal amount at the rate of 8% per annum, with all principal and interest due on the maturity date; provided that upon an event of default (as defined in the note), such rate shall increase to 13%. We may prepay the note at any time without penalty or premium. The note is unsecured and contains customary events of default for a loan of this type. As of June 30, 2024, no advances have been made and the principal amount of this note is $0.

Contractual Obligations

Our principal commitments consist mostly of obligations under the loans described above. Other than indicated above, at June 30, 2024, we did not have other long-term debt obligations, capital (finance) lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected on our statements of financial position.

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

Business Combinations. Business combinations are accounted for using the acquisition method. The fair value of total purchase consideration is allocated to the fair values of identifiable tangible and intangible assets acquired and liabilities assumed, with the remaining amount being classified as goodwill. All assets, liabilities and contingent liabilities acquired or assumed in a business combination are recorded at their fair values at the date of acquisition. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates, and selection of comparable companies. Estimates of fair value are based on assumptions believed to be reasonable, but are inherently uncertain and unpredictable and, as a result, actual results may differ from those estimates. During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill. At the conclusion of the measurement period, any subsequent adjustments are reflected in the statements of operations. Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expenses in our statements of operations.

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

Impairment of Goodwill. We evaluate goodwill for impairment annually, as of June 30, or more frequently when indicators of impairment exist. We consider qualitative factors including market conditions, legal factors, operating performance indicators, and competition, among others, to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If we conclude that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we perform a quantitative impairment test. In performing the quantitative impairment test, we compare the fair value of its reporting unit to the carrying amount including the goodwill of the reporting unit. If the carrying value, including goodwill, exceeds the reporting unit’s fair value, we will recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value. We performed our annual evaluation of goodwill on June 30, 2024. Based on the analysis, we did not recognize an impairment loss during the year ended June 30, 2024. Subsequent evaluations will be performed annually on June 30, per our policy.

Stock-based Compensation. Compensation expense is recognized for all share-based payments to employees and nonemployees, including stock options, restricted stock awards, and warrants, in the statements of operation based on the fair value of the awards that are granted. As necessary, our stock price at the date of grant was estimated using an acceptable valuation technique such as the probability-weighted expected return model. The fair value of stock options and warrants are estimated at the date of grant using the Black-Scholes option-pricing model. The fair value of restricted stock awards is based on the fair market value of our class B common stock on the date of grant. Compensation expense for restricted stock awards with performance-based vesting conditions is calculated based on the number of awards that are expected to vest during the performance period if it is probable that the performance metrics will be achieved. Generally, measured compensation cost, net of actual forfeitures, is recognized on a straight-line basis over the vesting period of the related share-based compensation award. We account for forfeitures of stock-based awards as they occur.

Revenue Recognition. We generate revenues from sales of our products and recognize revenue as control of the products is transferred to customers, which is generally at the time of shipment based on the contractual terms with our customers. We provide customer programs and incentive offerings, including growth incentives and volume-based incentives. These customer programs and incentives are considered variable consideration. We include in revenue variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the variable consideration is resolved. This determination is made based upon known customer program and incentive offerings at the time of sale, and expected sales volume forecasts as it relates to our volume-based incentives. This determination is updated every reporting period. For the years ended June 30, 2024 and 2023, customer growth and volume-based incentives were minimal. Certain product sales include a 2-year manufacturer’s warranty that provides the customer with assurance that the product performs as intended. Such warranties are assurance-type warranties and are accounted for as contingencies under ASC 460-10.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements begins on page F-1 of this annual report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure information required to be disclosed in our reports that we file or furnish pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), as appropriate to allow for timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level due to material weaknesses identified related to (1) the lack of a sufficient number of trained professionals with the expertise to design, implement, and execute a formal risk assessment process and formal accounting policies, procedures, and controls over accounting and financial reporting to ensure the timely and accurate recording of financial transactions while maintaining a segregation of duties; and (2) the lack of a sufficient number of trained professionals with the appropriate U.S. GAAP technical expertise to identify, evaluate, and account for complex transactions, including identification of related party transactions, and review valuation reports prepared by external specialists.

Management’s Annual Report on Internal Control over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Controls over Financial Reporting

In preparing our financial statements as of and for the year ended June 30, 2024, management identified material weaknesses in our internal control over financial reporting. The material weaknesses we identified related to (1) the lack of a sufficient number of trained professionals with the expertise to design, implement, and execute a formal risk assessment process and formal accounting policies, procedures, and controls over accounting and financial reporting to ensure the timely and accurate recording of financial transactions while maintaining a segregation of duties; and (2) the lack of a sufficient number of trained professionals with the appropriate U.S. GAAP technical expertise to identify, evaluate, and account for complex transactions and review valuation reports prepared by external specialists.

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

In accordance with the provisions of the JOBS Act, we and our independent registered public accounting firm were not required to, and did not, perform an evaluation of our internal control over financial reporting as of June 30, 2024, nor any period subsequent in accordance with the provisions of the Sarbanes-Oxley Act. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Set forth below is information regarding our directors and executive officers as of the date of this report.

Name	Age	Position
Clayton Adams	35	Chairman, Chief Executive Officer and President
David Enholm	60	Chief Financial Officer and Director
Gary Hollst	39	Chief Revenue Officer
Brent Cox	41	Director
James M. Grisham	55	Director
Larry Goldman	67	Director

Clayton Adams. Mr. Adams has served as our Chairman, Chief Executive Officer and President since June 2024 and previously served as our President, Chief Financial Officer and as a member of our board of directors from September 2022 until July 2023. Since January 2020, Mr. Adams has served as Principal at Bird Dog Capital LLC, where he leads various investments. Mr. Adams gained experience developing the growth of small companies as Chief Executive Officer of Carson Enterprises, Inc., a company engaged in landscaping and construction, from March 2009 to February 2019. At Carson Enterprises, Inc., Mr. Adams expanded the company and successfully sold the company in February 2019. Mr. Adams is also a member of the board of directors and serves on the audit, compensation and nominating committees of Signing Day Sports, Inc. Mr. Adams graduated from Red Oak High School in 2007. We believe that Mr. Adams is qualified to serve on our board of directors due to his experience in small-cap companies, scaling operations, and financial background.

David Enholm. Mr. Enholm has served as our Chief Financial Officer since March 2023 and was appointed to our board of directors in July 2023. Mr. Enholm is a senior executive with over 35 years of experience in finance, including budgeting, forecasting, treasury and cash flow operations, acquisitions and dispositions, and company restructuring. Mr. Enholm worked with Monroe Capital, a private equity firm located in Chicago, Illinois, to assist their portfolio companies with their financial reporting and accounting needs from October 2018 through September 2022. As a result, from March 2020 to September 2022, Mr. Enholm served as the Interim Chief Financial Officer, and subsequently Chief Financial Officer, at Nelbud Services, a service company specializing in fire protection located in Indianapolis, Indiana. From October 2019 to March 2020, Mr. Enholm was primarily engaged as a consultant for Nelbud Services. During his tenure as Chief Financial Officer, Mr. Enholm led two acquisitions and worked with a senior executive team to develop new revenue sources for the company. From October 2018 to August 2021, Mr. Enholm was the Chief Financial Officer at Complete Nutrition, a private company in Omaha, Nebraska, that specialized in the sale of health supplements. As Chief Financial Officer at Complete Nutrition, Mr. Enholm developed a restructuring plan to transition the company from a traditional physical store to an e-commerce retailer. Both Nelbud Services and Complete Nutrition were wholly owned by Monroe Capital. Prior to 2018, Mr. Enholm has also served as Chief Financial Officer at FRGC LLC, Corporate Controller at CoSentry LLC, and Vice President Corporate Controller at Pamida Operating Stores LLC. Mr. Enholm graduated from the University of Nebraska-Omaha with a Bachelor of Science in Business Administration, with a major in Accounting. We believe that Mr. Enholm is qualified to serve on our board of directors due to his extensive finance experience.

Gary Hollst. Mr. Hollst has served as our Chief Revenue Officer since November 1, 2022 and previously served as President of CleanCore LLC from April 19, 2019 to October 17, 2023. Mr. Hollst has an extensive background in the janitorial, sanitation and refrigeration industry. From 2015 to April 19, 2021, Mr. Hollst served as the President of Walker Water, LLC d/b/a O-Z Tech, an ice machine and laundry cleaning company based out of Omaha, Nebraska, that also specializes in the usage of aqueous ozone water. Mr. Hollst also serves on the Yutan Board of Education in Yutan, NE. Mr. Hollst earned his high school degree in 2003 from Yutan High School.

Brent Cox. Mr. Cox has served as a member of our board of directors since April 2024. Mr. Cox currently serves as the co-founder and managing partner of The Inception Companies, a private investment firm, a position he has held since 2016. From September 2008 to April 2016, Mr. Cox served as a principal investor of the Yucaipa Companies, a Los Angeles, California based private equity firm where he was responsible for sourcing, analyzing and executing investment opportunities, structuring financing for investments and monitoring the performance and strategic initiatives of its portfolio companies. From 2006 to 2008, Mr. Cox served as an investment banking analyst in the Leveraged Finance Group of Jefferies & Co., a multinational independent investment bank. Mr. Cox received a Bachelor of Science degree from the University of Southern California. We believe Mr. Cox is well-qualified to serve as a member of our board of directors due to his experience in investment banking and prior corporate governance experience having served on corporate boards of directors.

James M. Grisham. Mr. Grisham has served as a member of our board of directors since April 2024. Mr. Grisham has worked in the telecommunications industry for over 25 years and has almost a decade of experience as an executive officer. Since December 2013, Mr. Grisham has served as the President and Chief Executive Officer of Shawnee Communications Inc., an Illinois telecommunications company. Prior to his tenure as the President and Chief Executive Officer as Shawnee Communications, Mr. Grisham spent 15 years, from August 1998 to December 2013, as its Chief Financial Officer. Mr. Grisham holds a Bachelor of Science in Accounting from Southern Illinois University, Carbondale. Our board of directors believes Mr. Grisham is qualified to serve on the board due to his financial background and his extensive experience as an executive.

Larry Goldman. Mr. Goldman has served as a member of our board of directors since April 2024. Since September 2018, Mr. Goldman has served as the Chief Financial Officer of Lightbridge Corporation, a Nasdaq-listed nuclear fuel technology company. Prior to that, he worked with Lightbridge Corporation as a consultant from 2006 until 2015, and from 2015 until September 2018 served as its Chief Accounting Officer. From 1985 to 2004, Mr. Goldman was an Audit Assurance Partner for Livingston Wachtell & Co., LLP, a New York City CPA firm, with over 20 years’ experience in assurance, tax and advisory services. Since September 2004, Mr. Goldman had also provided consulting services to numerous public companies on various financial projects and has government contracting accounting experience. Mr. Goldman has an M.S. degree in Taxation from Pace University. Mr. Goldman also holds a Bachelor’s degree in Business Administration with a concentration in Accounting from the State University College at Oswego, NY. Mr. Goldman is a member of the New York State Society of CPAs and serves on its CFO Committee. He has also served on the SEC Practice Committee and the Management Consulting Committee. He is a member of the American Institute of Certified Public Accountants. We believe that Mr. Goldman is qualified to serve on our board of directors due to his extensive accounting experience and his prior corporate governance experience with numerous public companies.

Our directors currently have terms which will end at our next annual meeting of the stockholders or until their successors are elected and qualify, subject to their prior death, resignation or removal. Officers serve at the discretion of the board of directors. There is no arrangement or understanding between any director or executive officer and any other person pursuant to which he was or is to be selected as a director, nominee or officer.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, except as described below, none of our directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Corporate Governance

Governance Structure

Currently, our Chief Executive Officer is also our Chairman of the Board. Our board believes that, at this time, having a combined Chief Executive Officer and Chairman is the appropriate leadership structure for our company. In making this determination, the board considered, among other matters, Mr. Adams’ experience in small-cap companies, scaling operations, and financial background and believed that Mr. Adams is highly qualified to act as both Chairman and Chief Executive Officer due to his experience, knowledge, and personality. Among the benefits of a combined Chairman/Chief Executive Officer considered by the board is that such structure promotes clearer leadership and direction for our company and allows for a single, focused chain of command to execute our strategic initiatives and business plans.

The Board’s Role in Risk Oversight

The board of directors oversees that the assets of our company are properly safeguarded, that the appropriate financial and other controls are maintained, and that our business is conducted wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the board’s oversight of the various risks facing our company. In this regard, our board seeks to understand and oversee critical business risks. Our board does not view risk in isolation. Risks are considered in virtually every business decision and as part of our business strategy. Our board recognizes that it is neither possible nor prudent to eliminate all risk. Indeed, purposeful and appropriate risk-taking is essential for our company to be competitive on a global basis and to achieve its objectives.

While the board oversees risk management, company management is charged with managing risk. Management communicates routinely with the board and individual directors on the significant risks identified and how they are being managed. Directors are free to, and indeed often do, communicate directly with senior management.

Our board administers its risk oversight function as a whole by making risk oversight a matter of collective consideration; however, much of the work is delegated to committees, which will meet regularly and report back to the full board. We have established a standing audit committee, compensation committee and nominating and corporate governance committee of our board of directors. The audit committee will oversee risks related to our financial statements, the financial reporting process, accounting and legal matters, the compensation committee will evaluate the risks and rewards associated with our compensation philosophy and programs, and the nominating and corporate governance committee will evaluate risk associated with management decisions and strategic direction.

Independent Directors

Our board of directors has determined that all of our directors, other than Messrs. Adams and Enholm, qualify as “independent” directors in accordance with the rules and regulations of NYSE American. Messrs. Adams and Enholm are not considered independent because they are employees of our company. In making its independence determinations, the board considered, among other things, relevant transactions between our company and entities associated with the independent directors, as described under the heading Item 13 “Certain Relationships and Related Party Transactions, and Director Independence,” and determined that none have any relationship with our company or other relationships that would impair the directors’ independence.

Committees of the Board of Directors

Our board has established an audit committee, a compensation committee and a nominating and corporate governance committee, each with its own charter approved by the board. Each committee’s charter is available on our website at www.cleancoresol.com. In addition, our board of directors may, from time to time, designate one or more additional committees, which shall have the duties and powers granted to it by our board of directors.

Audit Committee

Brent Cox, James M. Grisham, and Larry Goldman, each of whom satisfies the “independence” requirements of Rule 10A-3 under the Exchange Act and NYSE American’s rules, serve on our audit committee, with Mr. Goldman serving as the chair. Mr. Goldman qualifies as “audit committee financial expert.” The audit committee oversees our accounting and financial reporting processes and the audits of the financial statements of our company.

The audit committee is responsible for, among other things: (i) retaining and overseeing our independent accountants; (ii) assisting the board in its oversight of the integrity of our financial statements, the qualifications, independence and performance of our independent auditors and our compliance with legal and regulatory requirements; (iii) reviewing and approving the plan and scope of the internal and external audit; (iv) pre-approving any audit and non-audit services provided by our independent auditors; (v) approving the fees to be paid to our independent auditors; (vi) reviewing with our chief executive officer and chief financial officer and independent auditors the adequacy and effectiveness of our internal controls; (vii) reviewing hedging transactions; and (viii) reviewing and approving related party transactions.

Compensation Committee

Brent Cox, James M. Grisham, and Larry Goldman, each of whom satisfies the “independence” requirements of NYSE American’s rules, serve on our compensation committee, with Mr. Grisham serving as the chair. The members of the compensation committee are also “non-employee directors” within the meaning of Section 16 of the Exchange Act. The compensation committee assists the board in reviewing and approving the compensation structure, including all forms of compensation relating to our directors and executive officers.

The compensation committee is responsible for, among other things: (i) reviewing and approving the remuneration of our executive officers; (ii) determining the compensation of our independent directors; and (iii) making recommendations to the board regarding equity-based and incentive compensation plans, policies and programs.

Nominating and Corporate Governance Committee

Brent Cox, James M. Grisham, and Larry Goldman, each of whom satisfies the “independence” requirements of NYSE American’s rules, serve on our nominating and corporate governance committee, with Mr. Cox serving as the chair. The nominating and corporate governance committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees.

The nominating and corporate governance committee is responsible for, among other things: (i) recommending the number of directors to comprise our board; (ii) identifying and evaluating individuals qualified to become members of the board and soliciting recommendations for director nominees from our Chief Executive Officer and Board Chair; (iii) recommending to the board the director nominees for each annual stockholders’ meeting; (iv) recommending to the board the candidates for filling vacancies that may occur between annual stockholders’ meetings; (v) reviewing independent director compensation and board processes, self-evaluations and policies; (vi) overseeing compliance with our code of ethics; and (vii) monitoring developments in the law and practice of corporate governance.

The nominating and corporate governance committee’s methods for identifying candidates for election to our board of directors (other than those proposed by our stockholders, as discussed below) will include the solicitation of ideas for possible candidates from a number of sources - members of our board of directors, our executives, individuals personally known to the members of our board of directors, and other research. The nominating and corporate governance committee may also, from time-to-time, retain one or more third-party search firms to identify suitable candidates.

In making director recommendations, the nominating and corporate governance committee may consider some or all of the following factors: (i) the candidate’s judgment, skill, experience with other organizations of comparable purpose, complexity and size, and subject to similar legal restrictions and oversight; (ii) the interplay of the candidate’s experience with the experience of other board members; (iii) the extent to which the candidate would be a desirable addition to the board and any committee thereof; (iv) whether or not the person has any relationships that might impair his or her independence; and (v) the candidate’s ability to contribute to the effective management of our company, taking into account the needs of our company and such factors as the individual’s experience, perspective, skills and knowledge of the industry in which we operate.

A stockholder may nominate one or more persons for election as a director at an annual meeting of stockholders if the stockholder complies with the notice and information provisions contained in our bylaws. Such notice must be in writing to our company not less than 120 days and not more than 150 days prior to the anniversary date of the preceding year’s annual meeting of stockholders or as otherwise required by the requirements of the Exchange Act. In addition, stockholders furnishing such notice must be a holder of record on both (i) the date of delivering such notice and (ii) the record date for the determination of stockholders entitled to vote at such meeting.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Such code of ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, and reporting of violations of the code.

We are required to disclose any amendment to, or waiver from, a provision of our code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. We intend to use our website as a method of disseminating this disclosure, as permitted by applicable SEC rules. Any such disclosure will be posted to our website within four (4) business days following the date of any such amendment to, or waiver from, a provision of our code of ethics.

Insider Trading Policy

We have adopted an insider trading policy which prohibits our directors, officers and employees from engaging in transactions in our common stock while in the possession of material non-public information; engaging in transactions in the stock of other companies while in possession of material non-public information that they become aware of in performing their duties; and disclosing material non-public information to unauthorized persons outside our company.

Our insider trading policy restricts trading by directors, officers and certain key employees during blackout periods, which generally begin 15 calendar days before the end of each fiscal quarter and end two business days after the issuance of our earnings release for the quarter. Additional blackout periods may be imposed with or without notice, as the circumstances require.

Our insider trading policy also prohibits our directors, officers and employees from purchasing financial instruments (such as prepaid variable forward contracts, equity swaps, collars and exchange funds) designed to hedge or offset any decrease in the market value of our common stock they hold, directly or indirectly. In addition, directors, officers and employees are expressly prohibited from pledging our common stock to secure personal loans or other obligations, including by holding their common stock in a margin account, unless such arrangement is specifically approved in advance by the administrator of our insider trading policy, or making short-sale transactions in our common stock.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the company. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. We believe, based solely on a review of the copies of such reports furnished to us and representations of these persons, that all reports were timely filed for the year ended June 30, 2024.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table - Years Ended June 30, 2024 and 2023

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
Clayton Adams,	2024	-	-	-	-	110,000	110,000
Chief Executive Officer(3)	2023	-	-	-	1,540,000	110,000	1,650,000
David Enholm,	2024	191,555	-	-	-	12,480	204,035
Chief Financial Officer(4)	2023	42,692	-	-	179,725	1,920	224,337
Gary Hollst,	2024	129,807	-	-	-	-	129,807
Chief Revenue Officer	2023	118,654	-	-	133,350	-	252,004
Douglas T. Moore,	2024	101,399	22,400	326,565	-	-	348,965
former Chief Executive Officer(5)	2023	-	-	-	-	-	-
Matthew Atkinson,	2024	12,000	-	-	-	-	12,000
former Chief Executive Officer(6)	2023	51,200	-	-	1,540,000	48,000	1,639,200

(1)	The amount is equal to the aggregate grant-date fair value with respect to the awards, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

(2)	Other compensation includes the compensation received for consulting services, as described below.

(3)	Mr. Adams has served as our Chief Executive Officer since June 7, 2024 and served as our President from August 24, 2022 to July 13, 2023.

(4)	Mr. Enholm has served as our Chief Financial Officer since March 27, 2023.

(5)	Mr. Moore served as our Chief Executive Officer from February 5, 2024 to June 7, 2024.

(6)	Mr. Atkinson served as our Chief Executive Officer from August 24, 2022 to February 5, 2024, and as our President from July 13, 2023 to February 5, 2024.

Employment, Consulting and Separation Agreements

On October 17, 2022, we entered into a consulting agreement with Birddog Capital, LLC, or Birddog, a limited liability company owned by Clayton Adams, pursuant to which we engaged Birddog to provide management services to our company. Pursuant to the consulting agreement, we agreed to pay Birddog a monthly fee of $6,000 commencing on October 17, 2022. We also agreed to reimburse Birddog for all pre-approved business expenses. The term of the consulting agreement was for one (1) year. On April 1, 2024, we entered into a new consulting agreement with Birddog which provides for a monthly fee of $22,000. In addition, we agreed to pay Birddog $175,000 upon completion of our initial public offering and grant Birddog 500,000 restricted stock units, with 250,000 shares vesting immediately and 250,000 shares vesting eighteen months after issuance. The consulting agreement expires on October 23, 2025. Birddog subsequently forfeited its right to receive the payment upon completion of our initial public offering and the restricted stock units.

On March 27, 2023, we entered into an employment agreement with David Enholm, our Chief Financial Officer, setting forth the terms of Mr. Enholm’s employment. Pursuant to the terms of the employment agreement, as amended, we agreed to pay Mr. Enholm an annual base salary of $185,000 and he is eligible for an annual incentive bonus of up to $55,000, as determined by our board of directors and subject to certain criteria set forth in the employment agreement. Mr. Enholm will also receive 325,000 shares of class B common stock options, with vesting as follows: 10% of the total options granted becoming vested on June 25, 2023, (ii) another 10% of the total options granted vesting on September 23, 2023, and (iii) the remaining amount of the total unvested options vesting in equal amounts monthly over 36 months. The term of the employment agreement is indefinite and may be terminated by us at any time upon fourteen (14) days’ notice or by Mr. Enholm upon thirty (30) days’ written notice. We may also terminate the employment agreement immediately for just cause (as defined in the employment agreement). If we terminate the employment agreement without cause, then Mr. Enholm is entitled to severance in an amount equal to the base salary for three (3) months, payable in a lump sum on the termination date, and all previously earned, accrued, and unpaid benefits. The employment agreement contains customary confidentiality and invention assignment provisions and restrictive covenants prohibiting Mr. Enholm from (i) directly or indirectly, as employee, owner, sole proprietor, partner, director, member, consultant, agent, founder, co-venturer or otherwise, solely or jointly with others, engaging in, or giving advice or lending money to, any business that completes with our company or (ii) soliciting our employees, in each case for a period of twelve (12) months following termination of his employment.

On November 1, 2022, we entered into an employment agreement with Gary Hollst, our Chief Revenue Officer, setting forth the terms of Mr. Hollst’s employment. Pursuant to the terms of the employment agreement, as amended, we agreed to pay Mr. Hollst an annual base salary of $120,000 and he is eligible to be considered for an annual incentive bonus, as determined by our board of directors and subject to certain criteria set forth in the employment agreement. The term of the employment agreement is indefinite and may be terminated by us at any time upon fourteen (14) days’ notice or by Mr. Hollst upon fourteen (14) days’ written notice. We may also terminate the employment agreement immediately for just cause (as defined in the employment agreement). The employment agreement contains customary confidentiality and invention assignment provisions and restrictive covenants prohibiting Mr. Hollst from (i) working as an employee, consultant, contractor or in any other capacity, for a business that competes with our company for a period of two (2) years, and from (ii) soliciting our employees, for period of twelve (12) months, in each case following termination of his employment.

On February 5, 2024, we entered into an employment agreement with Douglas T. Moore, our former Chief Executive Officer, setting forth the terms of Mr. Moore’s employment. Pursuant to the terms of the employment agreement, we agreed to pay Mr. Moore an annual base salary of $250,000 and he was eligible for an annual incentive bonus of up to $125,000, as determined by our board of directors. On June 10, 2024, we entered into a separation agreement and release of claims with Mr. Moore providing for the separation of his employment with our company effective as of June 7, 2024. Under the separation agreement and release of claims, we agreed to pay Mr. Moore a severance payment in the amount of $80,000, payable in $10,000 installments every two weeks consistent with our existing payroll practices, and agreed to pay all previously earned, accrued, and unpaid benefits from our company and its employee benefit plans. We also agreed to issue 20,000 shares of class B common stock to Mr. Moore on January 2, 2025.

On July 18, 2023, we entered into an employment agreement with Matthew Atkinson, our former Chief Executive Officer, setting forth the terms of Mr. Atkinson’s employment. Pursuant to the terms of the employment agreement, we agreed to pay Mr. Atkinson an annual base salary of $200,000 and he is eligible for an annual incentive bonus of up to $200,000, as determined by our board of directors. The term of the employment agreement is indefinite and may be terminated by us at any time or by Mr. Atkinson upon 14 days’ written notice. If Mr. Atkinson’s employment is terminated by us without just cause (as defined in the employment agreement), then, subject to Mr. Atkinson’s execution of a release in favor of our company and his compliance with all obligations set forth in the employment agreement, he will be entitled to severance equal to his base salary for a period equal to six (6) months following the date of termination. The employment agreement contains customary confidentiality and invention assignment provisions and restrictive covenants prohibiting Mr. Atkinson from (i) providing services in any capacity (as an employee, consultant, independent contractor, partner, principal, agent or advisor), or having any financial interest in, any business that competes with our company for a period of one (1) year following termination of his employment or (ii) soliciting any person employed or engaged by our company and its affiliates, or any customers, clients or other business relationships of our company and its affiliates, for a period of twelve (12) months following the termination of his employment. Prior to entering into the employment agreement, Mr. Atkinson provided full-time consulting and management services through Elev8 Marketing, LLC, or Elev8. On February 5, 2024, pursuant to Mr. Atkinson’s resignation, we terminated Mr. Atkinson’s employment agreement and previous consulting agreement with Elev8.

On October 17, 2022, we entered into a consulting agreement with Elev8, a business consulting company owned by Matthew Atkinson, pursuant to which we engaged Elev8 to provide management services to our company. Pursuant to the consulting agreement, we agreed to pay Elev8 a monthly fee of $6,000 commencing on October 17, 2022. We also agreed to reimburse Elev8 for all pre-approved business expenses.

Retirement Benefits

We have not maintained, and do not currently maintain, a defined benefit pension plan, nonqualified deferred compensation plan, defined contribution plan, or other retirement plan.

Potential Payments Upon Termination or Change in Control

As described under “—Employment and Consulting Agreements” above, Mr. Enholm will be entitled to severance if his employment is terminated without cause.

Outstanding Equity Awards at Fiscal Year-End

The following table includes certain information with respect to the value of all unexercised options and unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year ended June 30, 2024.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Clayton Adams	2,000,000	-	-	$0.25	09/16/2032
David Enholm	137,222	187,778	-	$2.50	03/27/2028
Gary Hollst	101,111	73,889	-	$1.74	02/21/2028

Director Compensation

On April 30, 2024, each of our independent directors, Brent Cox, Larry Goldman and James M. Grisham, was granted a stock option for the purchase of 150,000 shares of class B common stock at an exercise price of $4.00 per share under our 2022 Equity Incentive Plan. The options are subject to vesting, with 10% of the option vesting immediately upon its grant and the remaining 90% of the option vesting in equal installments each month over the next twenty-four (24) months. Except for these stock option grants, no member of our board of directors received compensation for services as a director the fiscal year ended June 30, 2024.

2022 Equity Incentive Plan

On September 16, 2022, our board of directors adopted our 2022 Equity Incentive Plan, or the Plan, which was adopted by stockholders on November 18, 2022, and our board of directors and our stockholders adopted an amendment to the Plan on January 3, 2024. The following is a summary of certain significant features of the Plan. The information which follows is subject to, and qualified in its entirety by reference to, the Plan document itself, which is filed as an exhibit to this report.

Purposes of Plan: The purposes of the Plan are to advance our interests and the interests of our stockholders by providing an incentive to attract, retain and reward persons performing services for us and by motivating such persons to contribute to our growth and profitability.

Types of Awards: Awards that may be granted include: (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) restricted awards, (e) performance share awards, and (f) performance compensation awards. These awards offer our officers, employees, consultants and directors the possibility of future value, depending on the long-term price appreciation of our common stock and the award holder’s continuing service with our company.

Administration of the Plan: The Plan is currently administered by our board of directors and will be administered by our compensation committee upon its establishment. Among other things, the administrator has the authority to select persons who will receive awards, determine the types of awards and the number of shares to be covered by awards, and to establish the terms, conditions, performance criteria, restrictions and other provisions of awards. The administrator has authority to establish, amend and rescind rules and regulations relating to the Plan.

Eligible Recipients: Persons eligible to receive awards under the Plan will be those employees, consultants, and directors of our company and its subsidiaries who are selected by the administrator.

Shares Available Under the Plan: The maximum number of shares of our class B common stock that may be delivered to participants under the Plan is 3,240,000, subject to adjustment for certain corporate changes affecting the shares, such as stock splits. In addition, the number of shares of class B common stock available for issuance under the Plan will automatically increase on January 1 of each calendar year during the term of the Plan by an amount equal to five percent (5%) of the total number of shares of class B common stock issued and outstanding on December 31 of the immediately preceding calendar year. Shares subject to an award under the Plan for which the award is canceled, forfeited or expires again become available for grants under the Plan. Shares subject to an award that is settled in cash will not again be made available for grants under the Plan.

Stock Options:

General. Stock options give the option holder the right to acquire from us a designated number of shares at a purchase price that is fixed at the time of the grant of the option. Stock options granted may be tax-qualified stock options (so-called “incentive stock options”) or non-qualified stock options. Subject to the provisions of the Plan, the administrator has the authority to determine all grants of stock options. That determination will include: (i) the number of shares subject to any option; (ii) the exercise price per share; (iii) the expiration date of the option; (iv) the manner, time and date of permitted exercise; (v) other restrictions, if any, on the option or the shares underlying the option; and (vi) any other terms and conditions as the administrator may determine.

Option Price. The exercise price for stock options will be determined at the time of grant. Normally, the exercise price will not be less than the fair market value on the date of the grant. As a matter of tax law, the exercise price for any incentive stock option awarded may not be less than the fair market value of the shares on the date of grant. However, incentive stock option grants to any person owning more than 10% of our voting stock must have an exercise price of not less than 110% of the fair market value on the grant date.

Exercise of Options. An option may be exercised only in accordance with the terms and conditions for the option agreement as established by the administrator at the time of the grant. The option must be exercised by notice to us, accompanied by payment of the exercise price. Payments may be made in cash or, at the option of the administrator, by actual or constructive delivery of shares of common stock to the holder of the option based upon the fair market value of the shares on the date of exercise.

Expiration or Termination. Options, if not previously exercised, will expire on the expiration date established by the administrator at the time of grant. In the case of incentive stock options, such term cannot exceed ten years provided that in the case of holders of more than 10% of our voting stock, such term cannot exceed five years. Options will terminate before their expiration date if the holder’s service with our company or a subsidiary terminates before the expiration date. The option may remain exercisable for specified periods after certain terminations of employment, including terminations as a result of death, disability or retirement, with the precise period during which the option may be exercised to be established by the administrator and reflected in the grant evidencing the award.

Incentive and Non-Qualified Options. An incentive stock option is an option that is intended to qualify under certain provisions of the Internal Revenue Code of 1986, as amended, or the Code, for more favorable tax treatment than applies to non-qualified stock options. Any option that does not qualify as an incentive stock option will be a non-qualified stock option. Under the Code, certain restrictions apply to incentive stock options. For example, the exercise price for incentive stock options may not be less than the fair market value of the shares on the grant date and the term of the option may not exceed ten years. In addition, an incentive stock option may not be transferred, other than by will or the laws of descent and distribution and is exercisable during the holder’s lifetime only by the holder. In addition, no incentive stock options may be granted to a holder that is first exercisable in a single year if that option, together with all incentive stock options previously granted to the holder that also first become exercisable in that year, relate to shares having an aggregate fair market value in excess of $100,000, measured at the grant date.

Stock Appreciation Rights:  Stock appreciation rights, or SARs, which may be granted alone or in tandem with options, have an economic value similar to that of options. When an SAR for a particular number of shares is exercised, the holder receives a payment equal to the difference between the market price of the shares on the date of exercise and the exercise price of the shares under the SAR. Again, the exercise price for SARs normally is the market price of the shares on the date the SAR is granted. Under the Plan, holders of SARs may receive this payment - the appreciation value - either in cash or shares valued at the fair market value on the date of exercise. The form of payment will be determined by us.

Restricted Awards: Restricted awards are shares awarded to participants at no cost. Restricted awards can take the form of awards of restricted stock, which represent issued and outstanding shares subject to vesting criteria, or restricted stock units, which represent the right to receive shares subject to satisfaction of the vesting criteria. Restricted stock awards are forfeitable and non-transferable until the shares vest. The vesting date or dates and other conditions for vesting are established when the shares are awarded. These awards will be subject to such conditions, restrictions and contingencies as the administrator shall determine at the date of grant. Those may include requirements for continuous service and/or the achievement of specified performance goals.

Performance Awards:  A performance award is an award that may be in the form of cash or shares or a combination, based on the attainment of pre-established performance goals and other conditions, restrictions and contingencies identified by the administrator.

Performance Criteria: Under the Plan, one or more performance criteria will be used by the administrator in establishing performance goals. Any one or more of the performance criteria may be used on an absolute or relative basis to measure the performance of our company, as the administrator may deem appropriate, or as compared to the performance of a group of comparable companies, or published or special index that the administrator deems appropriate. In determining the actual size of an individual performance compensation award, the administrator may reduce or eliminate the amount of the award through the use of negative discretion if, in its sole judgment, such reduction or elimination is appropriate. The administrator shall not have the discretion to (i) grant or provide payment in respect of performance compensation awards if the performance goals have not been attained or (ii) increase a performance compensation award above the maximum amount payable under the Plan.

Other Material Provisions: Awards will be evidenced by a written agreement, in such form as may be approved by the administrator. In the event of various changes to the capitalization of our company, such as stock splits, stock dividends and similar re-capitalizations, an appropriate adjustment will be made by the administrator to the number of shares covered by outstanding awards or to the exercise price of such awards. The administrator is also permitted to include in the written agreement provisions that provide for certain changes in the award in the event of a change of control of our company, including acceleration of vesting. Except as otherwise determined by the administrator at the date of grant, awards will not be transferable, other than by will or the laws of descent and distribution. Prior to any award distribution, we are permitted to deduct or withhold amounts sufficient to satisfy any employee withholding tax requirements. Our board also has the authority, at any time, to discontinue the granting of awards. The board also has the authority to alter or amend the Plan or any outstanding award or may terminate the Plan as to further grants, provided that no amendment will, without the approval of our stockholders, to the extent that such approval is required by law or the rules of an applicable exchange, increase the number of shares available under the Plan, change the persons eligible for awards under the Plan, extend the time within which awards may be made, or amend the provisions of the Plan related to amendments. No amendment that would adversely affect any outstanding award made under the Plan can be made without the consent of the holder of such award.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of September 19, 2024 for (i) each of our named executive officers and directors; (ii) all of our named executive officers and directors as a group; and (iii) each other stockholder known by us to be the beneficial owner of more than 5% of our outstanding common stock. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o our company, 5920 S 118th Circle, Omaha, NE 68137.

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person or any member of such group has the right to acquire within sixty (60) days. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named below, any shares that such person or persons has the right to acquire within sixty (60) days of September 19, 2024 are deemed to be outstanding for such person, but not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership by any person.

Name and Address of Beneficial Owner	Class A Common Stock	Percent of Class A Common Stock(1)	Class B Common Stock	Percent of Class B Common Stock(1)	Percent of Total Voting Power(2)
Clayton Adams, Chairman & Chief Executive Officer(3)	2,000,000	88.11%	481,000	6.04%	66.79%
David Enholm, Chief Financial Officer(4)	-	-	166,111	2.04%	1.53%
Gary Hollst, Chief Revenue Officer(5)	-	-	116,667	1.44%	1.08%
Brent Cox, Director(6)	-	-	928,750	11.59%	8.67%
Larry Goldman, Director(7)	-	-	48,750	*	*
James M. Grisham, Director(8)	-	-	348,750	4.35%	3.25%
All directors and executive officers as a group (6 persons named above)	2,000,000	88.11%	2,090,028	26.07%	81.77%
Matthew Atkinson(9)	270,000	100.00%	-	-	25.31%
Mohammad Ansari(10)	-	-	1,461,207	18.34%	13.70%
Lisa Roskens(11)	-	-	792,146	9.94%	7.43%
Chris Etherington(12)	-	-	649,879	8.16%	6.09%
Mark Olivier(13)	-	-	464,868	5.84%	4.36%
Benjamin Lee Adams(14)	-	-	470,000	5.90%	4.41%
Michael K. Webb(15)	-	-	470,000	5.90%	4.41%

*	Less than 1%

(1)	Based on 270,000 shares of class A common stock and 7,965,919 shares of class B common stock issued and outstanding as of September 19, 2024.

(2)	Percentage of total voting power represents voting power with respect to all shares of our class A common stock and class B common stock, as a single class. The holders of our class A common stock are entitled to ten votes per share and holders of our class B common stock are entitled to one vote per share.

(3)	Consists of 481,000 shares of class B common stock and 2,000,000 shares of class A common stock which Mr. Adams has the right to acquire within 60 days through the exercise of vested stock options. The address of Mr. Adams is 1904 S. 183rd Circle, Omaha, NE 68130.

(4)	Consists of 166,111 shares of class B common stock which Mr. Enholm has the right to acquire within 60 days through the exercise of vested stock options.

(5)	Consists of 116,667 shares of class B common stock which Mr. Hollst has the right to acquire within 60 days through the exercise of vested stock options.

(6)	Consists of 880,000 shares of class B common stock and 48,750 shares of class B common stock which Mr. Cox has the right to acquire within 60 days through the exercise of vested stock options.

(7)	Consists of 48,750 shares of class B common stock which Mr. Goldman has the right to acquire within 60 days through the exercise of vested stock options.

(8)	Consists of 100,000 shares of class B common stock held directly, 100,000 shares of class B common stock held by Shawnee Communications Inc., 100,000 shares of class B common stock held by James T. Coyle Legacy Trust and 48,750 shares of class B common stock which Mr. Grisham has the right to acquire within 60 days through the exercise of vested stock options. Mr. Grisham is the Chief Executive Officer of Shawnee Communications Inc. and the Trustee of the James T. Coyle Legacy Trust and has voting and investment power over the shares held by them. Mr. Grisham disclaims beneficial ownership of such shares except to the extent of his pecuniary interest, if any, in such shares.

(9)	The address of Mr. Atkinson is 255 Calamus Circle, Medina MN, 55340.

(10)	Consists of 1,250,000 shares of class B common stock held by Bethor Limited and 211,207 shares of class B common stock held by Basestones, Inc. Mohammad Ansari is the Director and President of Bethor Limited and the President of Basestones, Inc. and has voting and investment power over the shares held by them. Mr. Ansari disclaims beneficial ownership of such shares except to the extent of his pecuniary interest, if any in such shares. The address of Bethor Limited is Nerine Chamber, P.O. Box 905, Road Town, Tortola, British Virgin Islands and the address of Basestones, Inc. is 1901 Avenue of the Stars, Los Angeles, CA 90067.

(11)	Consists of 14,368 shares of class B common stock held directly and 777,778 shares of class B common stock held by Burlington Capital, LLC. Lisa Roskens is the Chairman and Chief Executive Officer of Burlington Capital, LLC and has voting and investment power over the shares held by it. Ms. Roskens disclaims beneficial ownership of such shares except to the extent of her pecuniary interest, if any, in such shares. The address of Burlington Capital, LLC is 1004 Farnam Street, Suite 400, Omaha NE 68102.

(12)	Consists of 67,977 shares of class B common stock held directly and 581,902 shares of class B Common stock held by Oleta Investments, LLC. Chris Etherington is the Managing Director of Oleta Investments, LLC, and has sole voting and investment power over the shares held by it. Mr. Etherington disclaims beneficial ownership of such shares except to the extent of his pecuniary interest, if any, in such shares. The address of Oleta Investments, LLC is 318 North Carson Street, Carson City, NV 89701.

(13)	The address of Mr. Olivier is 10882 Coronel Road, Santa Ana, CA 92705.

(14)	The address of Mr. Adams is 724 West 3rd, Maryville, MO 64468.

(15)	The address of Mr. Webb is 1900 Forest Ave., Red Oak, IA 50166.

Changes in Control

As noted elsewhere in this report, if Mr. Adams exercises his stock options to purchase 2,000,000 shares of class A common stock, then Mr. Adams will own more than 50% of our total voting power. Except for the foregoing, we do not currently have any arrangements which if consummated may result in a change of control of our company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information about the securities authorized for issuance under our incentive plans as of June 30, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,295,000	$2.93	1,504,500
Equity compensation plans not approved by security holders	-	-	-
Total	1,295,000	$2.93	1,504,500

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of our 2023 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation” above). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Please see the descriptions of the related party loans from Burlington, Matthew Atkinson and Clayton Adams under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

On July 27, 2023, we agreed to purchase approximately $105,607 worth of inventory from Nebraska C. Ozone, LLC, a related party business owned by Lisa Roskens, a significant stockholder and the principal officer of Burlington, due to an open purchase order that our predecessor had with an inventory vendor that was not included in the liabilities assumed from our predecessor per the terms of the acquisition purchase agreement. The inventory is to be purchased as needed, consistent with other inventory purchases. However, if the entire $105,000 amount is not purchased by March 31, 2024, the balance at that date begins accruing interest at a rate of seven percent (7%) per annum until it is paid in full. As of June 30, 2024, we have not purchased any of the inventory and as such, have accrued interest of $2,471.

Director Independence

Our board of directors has determined that Brent Cox, Larry Goldman and James M. Grisham are independent within the meaning of the rules of NYSE American.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to us for professional services rendered for the fiscal years ended June 30, 2024 and 2023:

	Years Ended June 30,
	2024	2023
Audit Fees	$158,399	$103,712
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	65,708	-
TOTAL	$224,107	$103,712

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our registration statement or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above.

“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax returns preparation.

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by TAAD LLP for our financial statements as of and for the year ended June 30, 2024.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as a Part of This Report:

(1) Index to Financial Statements:

Report of Independent Registered Public Accounting Firm (PCAOB ID 05854)	F-2

Balance Sheets as of June 30, 2024 and 2023	F-3

Statements of Operations for the Year Ended June 30, 2024, the Period from October 17, 2022 to June 30, 2023 (Successor) and the Period from July 1, 2022 to October 16, 2022 (Predecessor)	F-4

Statements of Stockholders’ Equity (Deficit) for the Year Ended June 30, 2024, the Period from October 17, 2022 to June 30, 2023 (Successor) and the Period from July 1, 2022 to October 16, 2022 (Predecessor)	F-5

Statement of Cash Flows for the Year Ended June 30, 2024, the Period from October 17, 2022 to June 30, 2023 (Successor) and the Period from June 30, 2022 to October 16, 2022 (Predecessor)	F-6

Notes to Financial Statements	F-7

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description
3.1	Articles of Incorporation of CleanCore Solutions, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on October 10, 2023)
3.2	Bylaws of CleanCore Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on October 10, 2023)
4.1*	Description of Securities of CleanCore Solutions, Inc.
4.2	Class B Common Stock Purchase Warrant issued by CleanCore Solutions, Inc. to Boustead Securities, LLC on April 30, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 1, 2024)
10.1*	Sole Distributorship Contract, Dated September 10, 2024, between CleanCore Solutions, Inc. and Consensus B.V.
10.2*	Product Development Proposal, dated August 20, 2024, between CleanCore Solutions, Inc. and Business International Incorporation
10.3	Distribution Agreement, dated September 7, 2023, between Quail Systems, LLC and CleanCore Solutions, Inc. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-1 filed on October 10, 2023)
10.4	Amendment to the Distribution Agreement, dated September 18, 2023, between Quail Systems, LLC and CleanCore Solutions, Inc. (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-1 filed on October 10, 2023)
10.5	Agreement, dated July 27, 2023, between Nebraska C. Ozone, LLC and CleanCore Solutions, Inc. (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 filed on October 10, 2023)
10.6	Amended and Restated Promissory Note issued by CleanCore Solutions, Inc. to Burlington Capital, LLC on May 31, 2024 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on June 6, 2024)
10.7	Promissory Note issued by CleanCore Solutions, Inc. to Walker Water LLC on May 31, 2024 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on June 6, 2024)
10.8	Loan Agreement, dated March 26, 2024, between CleanCore Solutions, Inc. and Clayton Adams (incorporated by reference to Exhibit 10.14 to Amendment No. 6 to the Registration Statement on Form S-1/A filed on March 27, 2024)
10.9	Revolving Credit Note issued by CleanCore Solutions, Inc. to Clayton Adams on March 26, 2024 (incorporated by reference to Exhibit 10.15 to Amendment No. 6 to the Registration Statement on Form S-1/A filed on March 27, 2024)
10.10	Form of 10% Original Issue Discount Convertible Promissory Note relating to the 2024 private placement (incorporated by reference to Exhibit 10.2 to Amendment No. 3 to the Registration Statement on Form S-1/A filed on February 23, 2024)
10.11	Business Property Lease, dated November 9, 2022, between RMR Mercury I-80, LLC and CleanCore Solutions, Inc. (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed on October 10, 2023)
10.12	Business Property Lease Amendment, dated October 3, 2023, between RMR Mercury I-80, LLC and CleanCore Solutions, Inc. (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed on October 10, 2023)
10.13	Business Property Lease Second Amendment, dated March 20, 2024, between RMR Mercury I-80, LLC and CleanCore Solutions, Inc. (incorporated by reference to Exhibit 10.18 to Amendment No. 6 to the Registration Statement on Form S-1/A filed on March 27, 2024)
10.14†	Employment Agreement, dated February 5, 2024, between CleanCore Solutions, Inc. and Douglas T. Moore (incorporated by reference to Exhibit 10.19 to Amendment No. 3 to the Registration Statement on Form S-1/A filed on February 23, 2024)
10.15†*	Separation Agreement and Release of Claims, dated June 10, 2024, between CleanCore Solutions, Inc. and Douglas T. Moore
10.16†	Employment Agreement, dated March 27, 2023, between CleanCore Solutions, Inc. and David Enholm (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 filed on October 10, 2023)
10.17†	Employment Agreement, dated November 1, 2022, between CleanCore Solutions, Inc. and Gary Hollst (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 filed on October 10, 2023)
10.18†	Consulting Agreement, dated October 17, 2023, between CleanCore Solutions, Inc. and Elev8 Marketing, LLC (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-1 filed on October 10, 2023)
10.19†	Consulting Agreement, dated October 17, 2023, between CleanCore Solutions, Inc. and Birddog Capital, LLC (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-1 filed on October 10, 2023)
10.20†*	Consulting Agreement, dated April 1, 2024, between CleanCore Solutions, Inc. and Birddog Capital, LLC

10.21†	CleanCore Solutions, Inc. Stock Option Agreement, dated September 16, 2022, between CleanCore Solutions, Inc. and Clayton Adams (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1 filed on October 10, 2023)
10.22	Form of Independent Director Agreement between CleanCore Solutions, Inc. and each independent director and each director nominee (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1 filed on October 10, 2023)
10.23	Form of Indemnification Agreement between CleanCore Solutions, Inc. and each independent director and each director nominee (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 filed on October 10, 2023)
10.24†	CleanCore Solutions, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-1 filed on October 10, 2023)
10.25†	CleanCore Solutions, Inc. Amendment No. 1 to the 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 to Amendment No. 2 to the Registration Statement on Form S-1/A filed on January 9, 2024)
10.26†	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1 filed on October 10, 2023)
10.27†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1 filed on October 10, 2023)
10.28†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1 filed on October 10, 2023)
14.1*	Code of Business Conduct and Ethics
19.1*	Insider Trading Policy
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Clawback Policy
101.INS	XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
†	Executive compensation plan or arrangement

ITEM 16. FORM 10-K SUMMARY.

None.

FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 05854)	F-2
Balance Sheets as of June 30, 2024 and 2023	F-3
Statements of Operations for the Year Ended June 30, 2024, the Period from October 17, 2022 to June 30, 2023 (Successor) and the Period from July 1, 2022 to October 16, 2022 (Predecessor)	F-4
Statements of Stockholders’ Equity (Deficit) for the Year Ended June 30, 2024, the Period from October 17, 2022 to June 30, 2023 (Successor) and the Period from July 1, 2022 to October 16, 2022 (Predecessor)	F-5
Statement of Cash Flows for the Year Ended June 30, 2024, the Period from October 17, 2022 to June 30, 2023 (Successor) and the Period from July 1, 2022 to October 16, 2022 (Predecessor)	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of CleanCore Solutions, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CleanCore Solutions, Inc. (the Company) as of June 30, 2024 and 2023, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended June 30, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2024 in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit and negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2022

Diamond Bar, CA

September 20, 2024

CLEANCORE SOLUTIONS, INC.

BALANCE SHEETS

	As of June 30,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$2,016,611	$393,194
Accounts receivable, net	467,286	233,560
Inventory, net	672,326	672,116
Deferred offering costs	-	302,755
Prepaid expenses and other current assets	55,365	135,666
Total current assets	3,211,588	1,737,291
Property and equipment, net	10,572	1,197
Right of use assets	524,818	466,661
Intangibles, net	1,486,923	1,640,919
Goodwill	2,237,910	2,237,910
Other assets	9,440	9,440
Total assets	$7,481,251	$6,093,418
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$573,956	$644,627
Deferred revenue	10,395	-
Lease liability - current	131,887	87,985
Note payable - current	698,149	2,994,750
Due to related parties	91,119	221,302
Total current liabilities	1,505,506	3,948,664
Lease liability – non current	418,104	398,540
Note payable – non current	1,821,184	-
Total liabilities	3,744,794	4,347,204

Commitments and contingencies (Note 16)

Stockholders’ Equity
Series Seed Preferred Stock, $0.001 par value, 4,000,000 shares authorized; 0 and 4,000,000 shares issued and outstanding as of June 30, 2024 and 2023, respectively	-	400
Class A Common Stock; $0.0001 par value, 50,000,000 shares authorized; 270,000 and 660,000 shares issued and outstanding as of June 30, 2024 and 2023, respectively	27	66
Class B Common Stock; $0.0001 par value, 250,000,000 shares authorized; 7,960,919 and 1,795,940 shares issued and outstanding as of June 30, 2024 and 2023, respectively	796	180
Additional paid-in capital	11,040,583	6,768,775
Accumulated deficit	(7,304,949)	(5,023,207)
Total stockholders’ equity	3,736,457	1,746,214
Total liabilities and stockholders’ equity	$7,481,251	$6,093,418

The accompanying notes are an integral part of these financial statements.

CLEANCORE SOLUTIONS, INC.

STATEMENTS OF OPERATIONS

	Year Ended June 30, 2024	Period from October 17, 2022 to June 30, 2023 (Successor)	Period from July 1, 2022 to October 16, 2022 (Predecessor)
Revenue, net	$1,604,973	$1,938,366	$502,990
Cost of sales (exclusive of depreciation shown separately below)	809,161	1,359,401	351,740
Gross profit	795,812	578,965	151,250
Operating expenses:
General and administrative	2,471,480	5,310,961	334,535
Advertising expense	116,007	14,944	4,621
Depreciation and amortization expense	155,059	109,144	6,420
Loss from operations	(1,946,734)	(4,856,084)	(194,326)
Interest expense	335,008	167,123	125,738
Net loss	$(2,281,742)	$(5,023,207)	$(320,064)

Net loss per share Class A and Class B stock, basic and diluted	$(0.49)	$(2.18)
Weighted average shares used in computing net loss per Class A share, basic and diluted	350,192	967,987
Weighted average shares used in computing net loss per Class B share, basic and diluted	4,311,142	1,334,414

The accompanying notes are an integral part of these financial statements.

CLEANCORE SOLUTIONS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series Seed Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid in	Members’ Capital	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Amount	Deficit	(Deficit)
Predecessor
Balance at July 1, 2022	-	-	-	-	-	-	-	2,215,916	(8,224,933)	(6,009,017)
Imputed interest	-	-	-	-	-	-	-	125,728	-	125,728
Net loss for the period	-	-	-	-	-	-	-	-	(320,064)	(320,064)
Balance at October 16, 2022	-	$-	-	$-	-	$-	$-	$2,341,644	$(8,544,997)	$(6,203,353)

Successor
Balance at October 17, 2022
Issuance of series seed preferred stock	4,000,000	$400	-	$-	-	$-	$999,600	$-	$-	$1,000,000
Issuance of class A common stock	-	-	1,000,000	100	-	-	-	-	-	100
Issuance of class B common stock	-	-	-	-	660,921	66	1,152,156	-	-	1,152,222
Conversion of class A common stock into class B common stock	-	-	(340,000)	(34)	340,000	34	-	-	-	-
Issuance of class B common stock upon exercise of warrants	-	-	-	-	777,778	78	497,700	-	-	497,778
Warrants issued to consultants for services	-	-	-	-	-	-	857,889	-	-	857,889
Stock based compensation – officers	-	-	-	-	-	-	3,082,000	-	-	3,082,000
Stock based compensation – third party	-	-	-	-	17,241	2	29,997	-	-	29,999
Sock based compensation - 2022 Equity Incentive Plan	-	-	-	-	-	-	149,433	-	-	149,433
Net loss for the period	-	-	-	-	-	-	-	-	(5,023,207)	(5,023,207)
Balance at June 30, 2023	4,000,000	$400	660,000	$66	1,795,940	$180	$6,768,775	$-	$(5,023,207)	$1,746,214
Conversion of class A common stock into class B common stock	-	-	(4,390,000)	(439)	4,390,000	439	-	-	-	-
Conversion of series seed preferred stock into class A common stock	(4,000,000)	(400)	4,000,000	400			-	-	-	-
Stock based compensation – 2022 Equity incentive plan							172,853			172,853
Issuance of class B common stock pursuant to initial public offering, net of issuance and deferred offering costs of $1,656,453	-	-	-	-	1,250,000	125	3,343,422	-	-	3,343,547
Issuance of common stock pursuant to convertible notes	-	-	-	-	257,479	25	257,455	-	-	257,480
Issuance of Non-qualified stock options	-	-	-	-	-	-	126,975	-	-	126,975
Issuance of restrictive stock units	-	-	-	-	92,500	9	320,017	-	-	320,026
Issuance of restrictive stock awards	-	-	-	-	175,000	18	51,086	-	-	51,104
Net loss for the period	-	-	-	-	-	-	-	-	(2,281,742)	(2,281,742)
Balance at June 30, 2024	-	$-	270,000	$27	7,960,919	$796	$11,040,583	$-	$(7,304,949)	$3,736,457

The accompanying notes are an integral part of these financial statements.

CLEANCORE SOLUTIONS, INC.

STATEMENT OF CASH FLOWS

	For the Year Ended June 30, 2024	October 17, 2022 to June 30, 2023 (Successor)	June 30, 2022 to October 16, 2022 (Predecessor)
Cash flows from operating activities
Net loss	$(2,281,742)	$(5,023,207)	$(320,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	155,059	109,144	6,420
Accretion of note payable discount	5,250	12,750	-
Non cash interest expense	85,593	152,684	-
Stock based compensation	670,958	4,119,321	-
Non cash lease expense	5,308	19,864	-
Imputed interest	-	-	125,728
Provision for bad debt and write-off of on uncollectable accounts	37,498	8,641	9,772
Changes in operating assets and liabilities:
Accounts receivable	(271,224)	(107,942)	101,423
Inventory	(211)	475,009	(157,596)
Due from related parties, net	-	-	4,686
Prepaid expenses	80,301	(139,563)	4,747
Deferred revenue	10,395	-	63,701
Accounts payable and accrued liabilities	(45,065)	136,429	43,932
Net cash used in operating activities	(1,547,880)	(236,870)	(117,251)

Investing activities
Purchase of property and equipment	(10,438)	(1,260)	-
Cash used in acquisition	-	(2,000,000)	(7,882)
Net cash used in investing activities	(10,438)	(2,001,260)	(7,882)

Financing activities
Proceeds from issuance of series seed preferred stock	-	1,000,000	-
Proceeds from issuance of class A common stock	-	100	-
Proceeds from issuance of class B common stock	-	1,650,000	-
Proceeds from issuance of class B common stock pursuant to Initial Public Offering, net of issuance costs	4,233,875	-	-
Proceeds from issuance of convertible notes	225,000	-	-
Payments from issuance of loans from related parties	-	208,900	164,917
Payments for deferred offering costs	(587,573)	(227,676)	-
Repayments of long term debt	-	-	(1,278)
Payment on note payable	(480,667)	-	-
Repayments of loans due to related parties	(208,900)	-	(288,861)
Net cash provided by (used in) financing activities	3,181,735	2,631,324	(125,222)

Net increase (decrease) in cash	1,623,417	393,194	(250,355)
Cash and cash equivalents at beginning of year	393,194	-	263,506
Cash and cash equivalents at the end of year	$2,016,611	$393,194	$13,151

Supplementary cash flow disclosure
Interest paid	$436,346	$14,438	$10
Unpaid deferred offering costs	$-	$75,079	$-
Shares issued for conversion from convertible note payable	$257,480	$-	$-

The accompanying notes are an integral part of these financial statements.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

1. Organization and Business

CC Acquisition Corp. was incorporated in the State of Nevada on August 23, 2022 for the sole purpose of acquiring substantially all of the assets of CleanCore Solutions, LLC, TetraClean Systems, LLC, and Food Safety Technologies, LLC, pursuant to an asset purchase agreement entered into by CC Acquisition Corp. with these three entities and their owners on October 17, 2022. On November 21, 2022, CC Acquisition Corp. changed its name to CleanCore Solutions, Inc. (the Company” or “Successor”). Since the Company acquired substantially all of the assets of each of CleanCore Solutions, LLC, TetraClean Systems, LLC, and Food Safety Technologies, LLC, the business of these three entities is now operated by the Company, with no subsidiaries. The combined results of CleanCore Solutions, LLC, TetraClean Systems, LLC and Food Safety Technologies, LLC presented in these financial statements represent the predecessor entity of the Company (the “Predecessor”).

The Company specializes in the development and production of cleaning products that produce pure aqueous ozone products for professional, industrial, or home use. The Company has a patented nanobubble technology using aqueous ozone that it believes is highly effective in cleaning, sanitizing, and deodorizing surfaces and high-touch areas.

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

Initial Public Offering

On April 30, 2024, the Company closed its initial public offering of 1,250,000 shares of common stock at a price to the public of $4.00 per share for gross offering proceeds of $5,000,0000, before deducting underwriting discounts, commissions, and offering expenses payable by the Company. After deducting underwriting discounts, commissions and other offering costs, the Company received net proceeds of $3,343,547.

Liquidity

The Company has incurred losses and negative cash flows from operations. From acquisition through June 30, 2024, the Company has financed its operations primarily through investor funding. As of June 30, 2024, the Company had cash of $2,016,611, a net loss of $2,281,742, and cash used in operating activities of $1,547,880. In accordance with Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern, management is required to perform a two-step analysis over the Company’s ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date the financial statements are issued. If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt.

Despite the initial public offering described above, management believes that currently available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. These factors, individually and collectively indicate that a material uncertainty exists that raises substantial doubt about the Company’s ability to continue as a going concern for 12 months from the date of issuance of these financial statements.

The Company will be dependent upon the raising of additional capital through equity and/or debt financing in order to implement its business plan and generate sufficient revenue in excess of costs. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The accompanying financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The financial statements of the Company (Successor) are presented since the date of acquisition (October 17, 2022) through the period ended June 30, 2023.

The results of the Predecessor represent the combined financial statements of the accounts of CleanCore Solutions, LLC, TetraClean Systems, LLC and Food Safety Technologies, LLC. These combined financial statements include the accompanying combined statements of operation, combined statement of members’ equity and combined statement of cash flows for the period July 1, 2022 through October 16, 2022. All intercompany balances and transactions among the combined entities have been eliminated. In the opinion of predecessor management, all adjustments considered necessary for a fair presentation have been included.

Use of Estimates

The preparation of the Company’s and Predecessor’s financial statements require management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure in the Company’s combined financial statements and accompanying notes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from management’s estimates. Significant estimates and assumptions made by the Company are allowance for bad debt, useful lives of fixed assets, warranty liabilities, accrued contingent liabilities, and allowance for inventory obsolescence.

Risks and Uncertainties

The Company is subject to a number of risks similar to other early-stage companies including, but not limited to, profitability, the need for additional financing to achieve its business strategy, ability to obtain regulatory approval, significant competition, and dependence on key individuals.

Cash and Cash Equivalents

Cash consists of cash in readily available checking and money market accounts. Cash is recorded at cost, which approximates fair value. As of June 30, 2024 and 2023, cash balances were deposited at a major financial institution. Cash balances are subject to minimal credit risk as the balances are with high credit quality financial institutions.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist of cash. The Company maintains deposits in federally insured financial institutions in excess of respective insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Major Customers

The Company had one customer that accounted for of 14%    of its revenues for the year ended June 30, 2024 and two customers that accounted for a total 66% of revenue for the year ended June 30, 2023. Collateral is not required for customer accounts receivable balances. The Company maintains an allowance for doubtful accounts as described in “Accounts Receivable” below. The Company had two customers that accounted for 28% each of total accounts receivable at June 30, 2024, and two customers that accounted for 43% and 12%, respectively, of total accounts receivable at June 30, 2023.

Major Vendors

The Company has one vendor each that it exclusively purchases a major component of its two main products. The Company expects to maintain this relationship with the vendor; however, it does have a contingency plan in place to use other vendors if necessary, which would result in minor production delays.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

Accounts Receivable

Accounts receivable is comprised of trade accounts receivables from the Company’s customers. Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company established an allowance for bad debt of accounts receivables based on a percentage assigned to aged days outstanding categories. The Predecessor established the allowance for bad debt based on various factors including credit profiles of the Company’s customers, historical payments, outstanding balances and current economic trends, and performed this analysis periodically. The Company recorded an allowance for doubtful accounts of $2,535 and $4,419 as of June 30, 2024 and 2023, respectively.

Inventory

Inventory consists of parts, work in progress and finished goods. The Company values parts and finished goods at the lower of the actual costs or net realizable value. The Company values work in progress at cost. The Company periodically reviews inventory for obsolete and potentially impaired items. As of June 30, 2024 and 2023, the Company had an allowance for inventory obsolescence of $14,791 and $14,940, respectively.

Leases

The Company accounts for leases in accordance with ASC Topic 842 (Topic 842), Leases. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The lease liability is measured as the present value of the unpaid lease payments, and the right-of-use asset value is derived from the calculation of the lease liability. Operating leases are included in right-of-use assets, current lease liabilities, and noncurrent lease liabilities in the balance sheet.

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

CLEANCORE SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

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

Impairment of Goodwill

The Company evaluates goodwill for impairment annually, as of June 30, or more frequently when indicators of impairment exist. The Company considers qualitative factors including market conditions, legal factors, operating performance indicators, and competition, among others, to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If the Company concludes that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, the Company performs a quantitative impairment test. In performing the quantitative impairment test, the Company compares the fair value of its reporting unit to the carrying amount including the goodwill of the reporting unit. If the carrying value, including goodwill, exceeds the reporting unit’s fair value, the Company will recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value.

The Company performed its annual evaluation of goodwill on June 30, 2024. Based on the analysis, the Company did not recognize an impairment loss during the year ended June 30, 2024. Subsequent evaluations will be performed annually on June 30, per the Company’s policy.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment and intangible assets. Long-lived assets are tested for impairment when events and circumstances indicate the assets might be impaired by first comparing the estimated future undiscounted cash flows of the asset or asset group to the carrying value. If the carrying value exceeds the estimated future undiscounted cash flows, an impairment loss is recognized based on the amount that the carrying value exceeds the fair value of the asset or asset group. The Company did not recognize impairment losses during the periods ended June 30, 2024 and 2023.

Deferred Offering Costs

In accordance with ASC 340-10-S99-1 and SEC Accounting Bulletin Topic 5A, specific incremental costs incurred by the Company directly attributable to a proposed offering of securities were deferred. As the initial public offering closed on April 30, 2024, a total of $890,453 deferred costs were charged against the gross proceeds of the offering for the year ended June 30, 2024. These offering costs included fees paid to underwriters, attorney, accountants as well as printers and other third parties directly related to the offering. Costs such as management salaries or other general administrative expenses that are not incremental to the offering are not included in the deferred costs.

Patent Costs

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. These costs are included in general and administrative expenses.

Advertising Costs

The Company reports as expense the cost of advertising and promoting its services as incurred. Such amounts totaled $116,007 for the year ended June 30, 2024, and $4,621 and $14,944 for the period and year ended October 16, 2022 and June 30, 2023, respectively.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

Stock-based Compensation

Compensation expense is recognized for all share-based payments to employees and nonemployees, including stock options, restricted stock awards, and warrants, in the statements of operation based on the fair value of the awards that are granted. As necessary, the Company’s stock price at the date of grant was estimated using an acceptable valuation technique such as the probability-weighted expected return model. The fair value of stock options and warrants are estimated at the date of grant using the Black-Scholes option-pricing model. The fair value of restricted stock awards is based on the fair market value of the Company’s class B common stock on the date of grant. Compensation expense for restricted stock awards with performance-based vesting conditions is calculated based on the number of awards that are expected to vest during the performance period if it is probable that the performance metrics will be achieved. Generally, measured compensation cost, net of actual forfeitures, is recognized on a straight-line basis over the vesting period of the related share-based compensation award. The Company accounts for forfeitures of stock-based awards as they occur.

Revenue Recognition

The Company generates revenues from sales of its products and recognizes revenue as control of its products is transferred to its customers, which is generally at the time of shipment based on the contractual terms with the Company’s customers.

The Company provides customer programs and incentive offerings, including growth incentives and volume-based incentives. These customer programs and incentives are considered variable consideration. The Company includes in revenue variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the variable consideration is resolved. This determination is made based upon known customer program and incentive offerings at the time of sale and expected sales volume forecasts as it relates to the Company’s volume-based incentives. This determination is updated every reporting period. For the years ended June 30, 2024 and 2023, customer growth and volume-based incentives were minimal.

Certain product sales include a 2-year manufacturer’s warranty that provides the customer with assurance that the product performs as intended. Such warranties are assurance-type warranties and are accounted for as contingencies under ASC 460-10. Refer to Note 10 for warranty reserve.

Income Taxes

The Company accounts for income tax on the basis of the tax laws enacted at the balance sheet date in accordance with FASB ASC 740, Income Taxes. The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized.

Tax positions are recognized if it is more-likely-than-not, based on technical merits, that the tax position will be realized or sustained upon examination. The term “more-likely-than-not” means a likelihood of more than 50%; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

Net Loss per Share of Common Stock

Basic net loss per class A and class B common share is calculated by dividing the net loss distributed to class A and class B, respectively, by the weighted-average number of common shares of each respective class outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options and warrants are considered to be potentially dilutive securities. As of June 30, 2024 and 2023, there were 3,382,500 and 2,816,263, respectively, of potential common stock equivalents excluded from the diluted loss per share calculations as their effect is anti-dilutive. Because the Company has reported a net loss for the years ended June 30, 2024 and 2023, diluted net loss per common share is the same as basic net loss per common share for such years.

New Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid and effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. The Company is currently evaluating the effects of this pronouncement on its financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance in this update is effective for all public entities for fiscal years beginning after December 15, 2023, with early adoption permitted. The Company is currently evaluating the effects of this pronouncement on its financial statements and disclosures.

3. Disaggregated Revenue

The following table disaggregates revenue by product category for the following periods ended:

	Year Ended June 30, 2024 (Successor)	October 17, 2022 through June 30, 2023 (Successor)	July 1, 2022 through October 16, 2022 (Predecessor)
Janitorial & Sanitation	$1,518,079	$1,732,611	$369,089
Ice System	19,495	30,195	16,744
Commercial and Residential Laundry	21,129	5,016	6,444
Sanitizing & Disinfecting Tablets	-	3,140	160
Other	46,270	167,404	110,553
Total revenue	$1,604,973	$1,938,366	$502,990

The “Other” category of revenue consists primarily of sales of parts, accessories, shipping and handling, and equipment rental income.

4. Accounts Receivable, net

Accounts receivable, net consists of the following at:

	June 30, 2024	June 30, 2023
Trade accounts receivable	$469,821	$237,979
Allowance for doubtful accounts	(2,535)	(4,419)
Total accounts receivable, net	$467,286	$233,560

CLEANCORE SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

5. Business Combinations

On October 17, 2022, the Company acquired substantially all of the assets of the Predecessor and accounted for this transaction as a business combination under ASC 805 as it falls under the definition. The purpose of the transaction was to acquire and further develop and manufacture patented cleaning products. Total consideration for the acquisition consisted of a $2,000,000 payment made at closing and a $3,000,000 note payable, bearing interest at 7% per annum, to the seller. In addition, if the Company reaches certain metrics as defined in the purchase agreement, in the 12-month period following the closing date, the Company shall make a one-time payment of $500,000 as an adjustment to the purchase price. However, due to forecasted net income being negative, the contingent consideration was valued at $0.

The following table summarizes the fair value of the consideration paid and the fair value of assets acquired and liabilities assumed on October 17, 2022, the acquisition date.

Consideration
Total payments at closing	$2,000,000
Note payable to seller at fair value	2,982,000
Contingent consideration at fair value	-
Fair value of total consideration	$4,982,000

Recognized amounts of identifiable assets acquired and liabilities assumed
Accounts receivable	$134,259
Inventory	1,204,023
Prepaids assets	5,543
Existing technology	600,000
Customer relationships	570,000
Tradenames/trademarks	580,000
Accounts payable and current liabilities	(349,735)
Total identifiable net assets	$2,744,090
Goodwill	2,237,910
$4,982,000

The acquired technology consisted of patented nanobubble technology that produces an aqueous ozone solution that requires no additives, filters, or advanced chemicals. The pure aqueous ozone product is a natural cleaner, sanitizer, and deodorizer produced through the infusion of ozone into water using electricity. The technology was valued using the multi-period excess earnings method. Under this method, the fair value of the asset reflects the present value of the projected stream of net cash flows that will be generated by the asset over the projection period. Key inputs and assumptions in determining the fair value include projected cash flows and the discount rate used to calculate the present value of such cash flows. The developed technology will be amortized over a useful life of 15 years. Customer relationships relate to contracts with distributors that were acquired while the trademarks refer to the predecessor’s trademarks that continue to be used. The trademarks are deemed to have an indefinite life.

The goodwill of $2,237,910 arising from the acquisition consists largely of the synergies, cost savings, and economies of scale expected from combining the operations of the acquired assets and the Company and further developing its products. The goodwill is deductible over 15 years for tax purposes.

The Company incurred $31,676 of acquisition-related costs which have been recorded within general and administrative expenses in the statement of operations for the period ended June 30, 2023.

6. Fair Value Measurements

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

CLEANCORE SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company’s financial assets are subject to fair value measurements on a recurring basis. The Company’s remaining carrying amounts reported in the combined balance sheets of these financial assets are a reasonable estimate of fair value due to their short-term nature.

7. Inventory

Inventory consists of the following at:

	June 30, 2024	June 30, 2023
Parts	$503,004	$551,264
Finished goods	184,112	135,792
Inventory reserve	(14,790)	(14,940)
Total inventory, net	$672,326	$672,116

The Company values inventory at the balance sheet date using the weighted average method. The Company recorded an inventory reserve of $14,790 and $14,940 for the years ended June 30, 2024 and 2023, respectively.

8. Property and Equipment, Net

Property and equipment, net, consist of the following at:

	June 30, 2024	June 30, 2023
Equipment	$8,217	$-
Vehicles	-	-
Furniture and fixtures	-	-
Leasehold improvements	3,481	1,260
Total	11,698	1,260
Less: accumulated depreciation	(1,126)	(63)
Total property and equipment, net	$10,572	$1,197

Depreciation expense related to property and equipment was $1,063 and $63 for the years ended June 30, 2024 and 2023, respectively.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

9. Intangible Assets

Intangible assets consist of the following at:

	June 30, 2024	June 30, 2023
Technology	$600,000	$600,000
Customer relationships	570,000	570,000
Trademarks	580,000	580,000
Total	1,750,000	1,750,000
Less: accumulated amortization	(263,077)	(109,081)
Total intangible assets, net	$1,486,923	$1,640,919

The Company holds 14 patents, which are included in technology. These patents cover the functions of the Company’s products that allow its machines to produce the ozone in the form of nanobubbles.

Amortization expense related to intangibles was $153,996 and $109,081 for the years ended June 30, 2024 and 2023, respectively.

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at:

	June 30, 2024	June 30, 2023
Accounts payable	$176,077	$266,511
Accrued interest	23,113	152,684
Accrued payroll and related expenses	59,943	68,026
Accrued pending litigation (Note 17)	108,242	-
Warranty reserve	96,636	156,333
Accrued severance	70,000	-
Other accrued expenses	39,945	1,073
Total accounts payable and other accrued expenses	$573,956	$644,627

11. Debt

Burlington Promissory Note

In connection with the acquisition of the Predecessor on October 17, 2022, the Company issued a promissory note in the principal amount of $3,000,000 to the seller, Burlington Capital, LLC (“Burlington”), which bore interest at 7% per annum and was to mature on October 17, 2023. On September 13, 2023, the parties signed an extension agreement, pursuant to which the interest rate was increased to 10% per annum and the maturity date was extended to the earlier of (a) the closing of a firm commitment initial public offering and concurrent listing on a national securities exchange or (b) December 17, 2023. On December 17, 2023, the parties signed a second extension agreement, pursuant to which the maturity date was extended to the earlier of (a) the closing of a firm commitment initial public offering and concurrent listing on a national securities exchange or (b) April 4, 2024. On April 30, 2024, the Company and Burlington entered into an extension agreement which extended the maturity date to May 9, 2024.

On May 31, 2024, Burlington and Walker Water LLC (“WW”) entered into an allonge, assignment and agreement (the “Assignment Agreement”), pursuant to which Burlington agreed to transfer $633,840 of the note to WW. The Assignment Agreement also provided that the Company make a payment of $900,000 on May 31, 2024 to Burlington to reduce the principal amount of the note by $480,667 and pay the outstanding accrued interest of $419,333 in full. Also on May 31, 2024, the Company issued an amended and restated promissory note to Burlington (the “Amended Note”). The Amended Note has a new principal amount of $2,366,160, accrues interest at 8.5% per annum from October 17, 2022 (the date of the original note), which shall increase to 10% upon an event of default, and requires quarterly payments in the amount of $100,000 over the course of the next two and a half years, with a final payment of $1,396,881 due on April 1, 2027. The Amended Note may be prepaid at any time with no pre-payment penalty and contains customary events of default for a note of this type. As of June 30, 2024, the outstanding principal balance of this note is $1,885,493 and it has accrued interest of $13,673.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

Pursuant to the Assignment Agreement, the Company also issued a promissory note to WW in the principal amount of $633,840 (the “New Note”). The New Note accrues interest at 8.5% per annum from October 17, 2022 (the date of the original note), which shall increase to 10% upon an event of default and is due on December 31, 2024. The New Note may be prepaid at any time with no pre-payment penalty and contains customary events of default for a note of this type. As of June 30, 2024, the outstanding principal balance of this note is $633,840 and it has accrued interest of $4,490.

Convertible Promissory Notes

On January 30, 2024, the Company issued three 10% original issue discount convertible promissory notes to three separate accredited investors in the principal amounts of $27,778, $111,111, and $111,111. The purchase prices of the notes were $25,000, $100,000 and $100,000, respectively. These notes accrued simple interest on the outstanding principal amount at the rate of 12% per annum. On May 2, 2024, the Company issued an aggregate of 257,479 shares of class B common stock upon the conversion of these notes, which included principal of $225,000 and accrued interest of $37,479.

Line of Credit

On June 28, 2024, the Company entered into a loan agreement with Arbor Bank for a revolving line of credit in the amount of $100,000 with a variable interest rate tied to the U.S. Prime Rate. Monthly payments of accrued interest are due beginning July 28, 2024. The principal and any outstanding accrued interest are due in full on June 28, 2025. No interest was required to be accrued as of June 30, 2024.

12. Related Party Transactions

The following due to related party balances were outstanding at:

	June 30, 2024	June 30, 2023
Due to founder – credit card	$91,119	$12,402
Due to founders	-	208,900
Total due to related parties	$91,119	$221,302

At June 30, 2024, the Company had a short term amount due to Clayton Adams, its Chief Executive Officer and founder, in the amount of $91,119 for operational expenses paid by a credit card in his name. At June 30, 2023, that amount was $12,402. The Company has a verbal agreement with Mr. Adams to pay the credit card charges directly to the issuing financial institution as they become due and is current on these payments.

On October 4, 2022, the Company issued a promissory note to each of Matthew Atkinson, the Company’s Chief Executive Officer at such time, and Clayton Adams, the Company’s President at such time, in the principal amount of $104,450 each for a total of $208,900. These notes bore interest at a rate of 5% per annum beginning on the 30th day after issuance and were due on the 60th day following written demand from the holder. As of June 30, 2023, the Company recorded this as a short-term note payable on the balance sheet, due to the demand terms of the agreement, and recorded related accrued interest of $7,698. On May 29, 2024, the Company repaid these two promissory notes, including interest accrued of $8,506 each.

On October 17, 2022, the Company entered into a consulting agreement with Birddog Capital, LLC (“Birddog”), a limited liability company owned by Clayton Adams, a significant security holder at such time and the Company’s current Chief Executive Officer, pursuant to which the Company engaged Birddog to provide management services to the Company. Pursuant to the consulting agreement, the Company agreed to pay Birddog a monthly fee of $6,000 commencing on October 17, 2022. The Company also agreed to reimburse Birddog for all pre-approved business expenses. The term of the consulting agreement was for one (1) year. On April 1, 2024, the Company entered into a new consulting agreement with Birddog which provides for a monthly fee of $22,000. In addition, the Company agreed to pay Birddog $175,000 upon completion of the initial public offering and grant Birddog 500,000 restricted stock units, with 250,000 shares vesting immediately and 250,000 shares vesting eighteen months after issuance. The consulting agreement expires on October 23, 2025.

On October 17, 2022, the Company entered into a consulting agreement with Elev8, a business consulting company owned by Matthew Atkinson, the Company’s President and a significant security holder at such time, pursuant to which the Company engaged Elev8 to provide management services to the Company. Pursuant to the consulting agreement, the Company agreed to pay Elev8 a monthly fee of $6,000 commencing on October 17, 2022. The Company also agreed to reimburse Elev8 for all pre-approved business expenses. The Company has no outstanding balances related to this agreement as of June 30, 2024.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

On July 27, 2023, the Company agreed to purchase approximately $105,000 worth of inventory from Nebraska C. Ozone, LLC, a related party business owned by Lisa Roskens, a significant stockholder and the principal officer of Burlington, due to an open purchase order that the Predecessor had with an inventory vendor that was not included in the liabilities assumed from the Predecessor per the terms of the acquisition purchase agreement. The inventory is to be purchased as needed, consistent with other inventory purchases. However, if the entire $105,000 amount is not purchased by March 31, 2024, the balance at that date begins accruing interest at a rate of seven percent (7%) per annum until it is paid in full. As of June 30, 2024, the Company has not purchased any of the inventory and as such, has accrued interest of $2,471.

On March 26, 2024, the Company entered into a loan agreement with Clayton Adams, a significant stockholder, pursuant to which the Company issued a revolving credit note to Mr. Adams in the principal amount of up to $500,000. Pursuant to the loan agreement and note, Mr. Adams agreed to provide advances to the Company upon request during the period commencing on April 25, 2024 and continuing until the second anniversary of such date, which is referred to as the maturity date. This note accrues simple interest on the outstanding principal amount at the rate of 8% per annum, with all principal and interest due on the maturity date; provided that upon an event of default (as defined in the note), such rate shall increase to 13%. The Company may prepay the note at any time without penalty or premium. The note is unsecured and contains customary events of default for a loan of this type. As of June 30, 2024, no advances have been made and the principal amount of this note is $0.

13. Stockholders’ Equity

The Company’s authorized capital stock as of June 30, 2024 consists of 350,000,000 shares, consisting of (i) 300,000,000 shares of common stock, par value $0.0001 per share, of which 50,000,000 shares are designated class A common stock and 250,000,000 shares are designated as class B common stock; and (ii) 50,000,000 shares of “blank check” preferred stock, par value $0.0001 per share, of which 4,000,000 are designated as series seed preferred stock.

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

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

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

For the Year Ended June 30, 2023

In September 2022, the Company issued an aggregate of 4,000,000 shares of series seed preferred stock at a purchase price of $0.25 per share.

As of June 30, 2023, 4,000,000 shares of series seed preferred stock were issued and outstanding.

For the Year Ended June 30, 2024

During the year ended June 30, 2024, a total of 4,000,000 shares of series seed preferred stock were converted into 4,000,000 shares of class A common stock.

As of June 30, 2024, no shares of series seed preferred stock were issued and outstanding.

Common Stock

The Company has two classes of authorized common stock — class A common stock and class B common stock. The rights of the holders of the class A common stock and class B common stock are identical, except with respect to voting and conversion. Each share of class A common stock is entitled to ten votes per share and is convertible into one share of class B common stock. Each share of class B common stock is entitled to one vote per share. As of June 30, 2024, all of the outstanding class A common stock was held by one of the Company’s founders, which is also the current Chief Executive Officer.

For the Year Ended June 30, 2023

On August 26, 2022, the Company issued an aggregate of 1,000,000 shares of class A common stock at a purchase price of $0.0001 per share. In October and November 2022, the Company issued an aggregate of 660,921 shares of class B common stock at a purchase price of $1.74 per share. On November 29, 2022, the Company issued 777,778 shares of class B common stock upon the exercise of a warrant for an aggregate exercise price of $500,000. On April 1, 2023, the Company issued 17,241 shares of class B common stock to a professional firm in exchange for services at $1.74 per share. Accordingly, stock compensation expense in the amount of $29,999 was recorded by the Company. On June 1, 2023, an aggregate of 340,000 shares of class A common stock were converted into an aggregate of 340,000 shares of class B common stock.

As of June 30, 2023, there were 660,000 shares of class A common stock and 1,795,940 shares of class B common stock issued and outstanding.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

For the Year Ended June 30, 2024

In July 2023, the Company issued 1,000,000 shares of class A common stock upon the conversion of 1,000,000 shares of series seed preferred stock. In addition, the Company issued a total of 1,310,000 shares of class B common stock upon the conversion of 1,310,000 shares of class A common stock. In February 2024, the Company issued a total of 2,000,000 shares of class A common stock upon the conversion of 2,000,000 shares of series seed preferred stock, which were immediately converted into 2,000,000 shares of class B common stock upon issuance. On February 6, 2024, the Company issued 200,000 shares of class B common stock upon the conversion of 200,000 shares of class A common stock. On April 30, 2024, the Company issued 1,000,000 shares of class A common stock upon the conversion of 1,000,000 shares of series seed preferred stock. In addition, upon closing of the initial public offering, the Company sold 1,250,000 shares of class B common stock for proceeds of $3,343,547, net of $1,656,453 of issuance and deferred offering costs. On April 30, 2024, the Company issued 175,000 shares of class B common stock pursuant to restricted stock award and 87,500 shares of class B common stock upon vesting of a restricted stock unit award granted under the 2022 Plan (as defined below). On May 2, 2024, the Company issued an aggregate of 257,479 shares of class B common stock upon the conversion of the 10% original issue discount convertible promissory notes issued on January 30, 2024 (see Note 11), which included principal of $225,000 and accrued interest of $37,479. On May 15, 2024, the Company issued 880,000 shares of class B common stock upon the conversion of 880,000 shares of class A common stock. On June 12, 2024, the Company issued 5,000 shares of class B common stock upon vesting of a restricted stock unit award granted under the 2022 Plan.

As of June 30, 2024, there were 270,000 shares of class A common stock and 7,960,919 shares of class B common stock issued and outstanding.

2022 Equity Incentive Plan

On September 16, 2022, the Company’s board of directors adopted the Company’s 2022 Equity Incentive Plan (as amended, the “2022 Plan”), which was adopted by stockholders on November 18, 2022, which reserved a total of 1,736,819 share of the Company’s class B common stock for issuance. On January 3, 2024, the Company adopted an amendment to the 2022 Plan, which increased the total shares of class B common stock available for grant to 3,240,000. Additionally, the number of shares of class B common stock available for issuance under the 2022 Plan will automatically increase on January 1 of each calendar year during the term of the 2022 Plan by an amount equal to 5% of the total number of shares of class B common stock issued and outstanding on December 31 of the immediately preceding calendar year.

Incentive awards authorized under the 2022 Plan include, but are not limited to, nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and stock appreciation rights. If an incentive award granted under the 2022 Plan expires, terminates, is unexercised or forfeited, the surrendered shares will become available for future awards under the 2022 Plan.

The Company’s employees and advisors were granted awards under the 2022 Plan. Therefore, an allocation of the share-based compensation was made to the Company.

Stock Options

During the year ended June 30, 2023, the Company had issued options to purchase an aggregate of 2,000,000 shares of class A common stock at an exercise price of $0.25 per share outside of the 2022 Plan and 770,000 shares of class B common stock at an average price of $2.21 per share under the 2022 Plan.

During the year ended June 30, 2024, the Company issued additional options to purchase  525,000 shares of class B common stock at a weighted average exercise price of $3.31 per share under the 2022 Plan.

All of the class A options and 75,000 of the class B options were fully vested as of the grant date. The remaining class B options have a graded vesting term based on continuous service during the vesting period.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

Warrants

On October 14, 2022 and November 29, 2022, the Company issued warrants for the purchase of 42,241 and 4,022 shares of class B common stock, respectively, to a third party as part of their compensation earned. The warrants are exercisable for a period of five years at an exercise price of $1.74 (subject to adjustments for stock dividends, stock splits, mergers, consolidations and similar transactions). On March 5, 2024, the Company cancelled these warrants without issuing a replacement award. As the warrants were already vested, previously recognized compensation cost was not reversed.

On October 17, 2022, the Company issued a warrant for the purchase of 777,778 shares of class B common stock for an aggregate exercise price of $500,000 to Burlington. On November 29, 2022, Burlington exercised this warrant in full.

On April 30, 2024, the Company issued a warrant for the purchase of 87,500 shares of class B common stock at an exercise price of $5.00, subject to adjustments, to the representative of the underwriters in the initial public offering. The warrant will be exercisable at any time and from time to time, in whole or in part, during the period commencing on April 30, 2024 and ending on April 25, 2029 and may be exercised on a cashless basis under certain circumstances.

Restricted Stock Awards

On April 30, 2024, the Company granted a restricted stock award under the 2022 Plan for 175,000 shares of class B common stock, of which 15,000 shares vested on the date of grant, 10,625 shares will vest quarterly through June 30, 2026 and the remaining 75,000 shares will vest as the grantee reaches certain sales targets in a twelve month period.

On April 30, 2024, the Company granted a restricted stock unit award under the 2022 Plan for 1,300,000 shares of class B common stock, of which 87,500 shares vested and were issued on the date of grant. In June 2024, the participant and the Company agreed to separate. As a result, the participant kept the 87,500 shares that were vested and forfeited all other shares available under the award. In addition to the 87,500 shares, the participant will also receive 20,000 shares of class B common stock on January 2, 2025.

On June 12, 2024, the Company granted a restricted stock unit award under the 2022 Plan for 188,000 shares of class B common stock, of which 5,000 shares vested and were issued on the date of grant and, 5,000 will vest on July 12, 2024. In addition, 18,000 shares vest upon completion of tasks as outlined between the Company and grantee and an additional 160,000 shares will vest as the Company achieves certain sales targets in a twelve-month period.

The information presented in the following table represents the restricted stock awards, including performance-based awards, granted and outstanding during the period:

	Performance- Based Restricted Shares	Service-Based Restricted Shares	Weighted Average Grant Date Fair Value
Beginning balance	-	-	$-
Granted	-	-	-
Forfeited	-	-	-
Vested	-	-	-
Outstanding, unvested grants at June 30, 2023	-	-	-
Granted	235,000	-	3.10
Granted	-	1,448,000	3.10
Forfeited	-	(1,212,500)	3.10
Vested	-	(107,500)	3.10
Outstanding, unvested grants at June 30, 2024	235,000	128,000	$3.09

Stock-based Compensation

Stock options and warrants are granted at the fair market value of the underlying common stock on the date of grant. The Company recognizes compensation expense for these awards using the straight-line recognition method over the vesting period.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

The fair value of stock options and warrants was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for the years ended June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Risk-free interest rate	5.10%	3.80%
Dividend yield	0.0%	0.0%
Expected volatility	47.44%	54.04%
Expected life of awards	3.3 years	3.9 years
Fair value of awards granted during the year	$0.90	$1.35

The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the awards. The determination of expected volatility is based on historical volatility of an appropriate industry sector index. The weighted average expected term was estimated for options using the average of the vesting term and contractual term of the awards. The weighted-average fair value per share of total awards granted during the years ended June 30, 2024 and 2023 was $1.35 and $0.90, respectively.

	Warrants	Stock Options	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
Beginning balance	-	-	-	$-
Granted	824,041	-	0.44	0.69
Granted	-	2,770,000	4.77	0.51
Cancelled	-	-	-	-
Forfeited	-	-	-	-
Exercised	(777,778)	-	-	0.61
Outstanding, June 30, 2023 (2,125,152 shares exercisable)	46,263	2,770,000	5.01	$0.59
Granted	-	525,000	2.44	3.31
Granted	87,500		0.86	0.86
Cancelled	(46,263)	-		0.08
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, June 30, 2024 (2,738,472 shares exercisable)	87,500	3,295,000	3.30	$4.17

The aggregate intrinsic value of the 2,738,472 shares exercisable at June 30, 2024 was $3,668,019. The intrinsic value and total cash received of awards exercised for the period ending June 30, 2023 was $855,556 and $500,000, respectively. No cash awards were exercised during the year ended June 30, 2024.

Total stock compensation expense for the year ended June 30, 2024 was $670,958. In addition, $94,850 of warrants issued to representative of the underwriters in the initial public offering during the year ended June 30, 2024 were recorded as an offset to equity. Total stock compensation expense for the period ended June 30, 2023 consists of $3,231,443 related to stock options and $857,889 of warrants. In addition, $42,835 of warrants issued to representative of the underwriters in the initial public offering were recorded as an offset to equity as of June 30, 2024. As of June 30, 2024, total unrecognized stock compensation expense was $930,433 with the weighted average period over which it is expected to be recognized of 2.01 years.

14. Net Loss Per Share

The following table sets forth the computation of basic and dilutive net income per share of class A and class B common stock:

	Year Ended June 30, 2024
	Class A	Class B
Basic and diluted net loss per share:
Numerator
Allocation of undistributed loss	$(171,420)	$(2,110,322)
Denominator
Weighted average number of shares used in per share computation	350,192	4,311,142
Basic and diluted net loss per share	$(0.49)	$(0.49)

CLEANCORE SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

	Period Ended June 30, 2023 (Successor)
	Class A	Class B
Basic and diluted net loss per share:
Numerator
Allocation of undistributed loss	$(2,111,882)	$(2,911,325)
Denominator
Weighted average number of shares used in per share computation	967,987	1,334,414
Basic and diluted net loss per share	$(2.18)	$(2.18)

15. Income Taxes

The Company files income tax returns in the U.S. federal and applicable state jurisdictions.

Management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which includes federal and certain states. The fiscal year ended June 30, 2023 was the entity’s initial year of existence, and is not subject to federal or state tax examinations prior to this period.

The Company’s provision for income taxes is comprised of the following components for the year ended June 30, 2024:

Years Ended
	6/30/2024	6/30/2023
Current Tax Expense (Benefit)
Federal	-	-
State	-	-
Current Tax Expense (Benefit)	$-	$-

Deferred Tax Expense (Benefit)
Federal	-	-
State	-	-
Deferred Tax Expense (Benefit)	-	-

Total Income Tax Expense (Benefit)	$-	$-

The Company’s income tax expense from continuing operations for the year ended June 30, 2024 differed from the statutory federal rate of 21% as follows:

Pre-Tax Book Income	$(2,281,742)

	Years Ended
	6/30/2024		6/30/2023
	Amount	Percent	Amount	Percent
Rate Reconciliation
Federal tax (benefit) at a statutory rate	$(479,166)	21%	$(1,054,873)	21.00%
State tax expense (benefit)	(125,968)	5.52%	(277,654)	5.53%
Other Permanent Differences	804	(0.04)%	490	(0.01)%
Increase (Decrease) in valuation allowance related to current period P&L activity	604,330	(26.49)%	1,332,037	(26.52)%
Total tax expense	$-	0.00%	$-	0.00%

CLEANCORE SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

Deferred tax assets and liabilities consist of the following at June 30, 2024:

	Years Ended
	6/30/2024	6/30/2023
Deferred Tax Assets
Accrued Expenses	$67,775	$55,680
Equity Compensation	1,186,561	1,092,856
Lease Liabilities	145,913	129,075
NOL Carryforwards	720,498	214,559
Valuation Allowance	(1,936,367)	(1,332,037)
Total Deferred Tax Assets	$184,379	$160,133

Deferred Tax Liabilities
Property and equipment	$24	$(252)
Intangible Assets	(31,881)	(561)
Prepaid Expenses	(13,288)	(35,515)
ASC 842 Right of Use Asset	(139,234)	(123,805)
Valuation Allowance	-	-
Total Deferred Tax Liabilities	$(184,379)	$(160,133)
Net Deferred Tax Asset (Liability)	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

As of June 30, 2024, the Company recognized a full valuation allowance on its net deferred tax asset to reflect the fact it is not more-likely-than-not to realize any portion of the asset.

	Years Ended
	6/30/2024	6/30/2023
Other Items – All Gross
Federal NOL Carryovers	$2,715,784	$808,741
State NOL Carryovers	$2,715,784	$808,741

At June 30, 2024 and 2023, the Company had net operating loss carryforwards for Federal income tax purposes of $2,715,784 and $808,741, respectively, which would be available to offset future federal taxable income, if any, and would not be subset to expiration. At June 30, 2024 and 2023, the Company has net operating loss carryforwards for state income tax purposes of $2,715,784 and $808,741, which are available to offset future state taxable income, which is subject to expiration beginning in 2043.

16. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is aware of one legal claim and has accrued approximately $108,000 for such claim (Note 17). The Company is currently not aware of any other such legal proceedings or claims that it believes will have a material adverse effect on its business, financial condition or operating results.

Retirement Plans

The Successor does not maintain a defined contribution plan or any other type of retirement plan for its employees.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2024 AND 2023

For the period of July 1, 2022 through October 16, 2022, the Predecessor maintained a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under federal tax regulations. Matching contributions to the 401(k) plan are made for certain eligible employees to meet the non- discrimination provisions of the plan. During this period, the Predecessor made a contribution of $1,512.

Leases

The Company has a non-cancellable operating lease commitment for its office facility expiring in 2028. Rent expense totaled $130,723 and $57,626 for the years ended June 30, 2024 and 2023, respectively.

The following table discloses the lease cost, discount rate, and remaining lease term for operating leases as of June 30, 2024 and 2023:

	June 30, 2024	June 30, 2023
Operating lease cost	$130,723	$57,626
Remaining lease term	3.7 years	4.7 years
Discount rate	6.56%	6.00%

The discount rate was determined using the Company’s external debt and was adjusted for collateralization, term and lease amount.

The following table discloses the undiscounted cash flows on an annual basis and a reconciliation of the undiscounted cash flows of operating lease liabilities recognized in the balance sheet as of June 30, 2024:

Year Ended June 30,
2025	$163,147
2026	167,226
2027	171,407
2028	116,160
2029	-
Total undiscounted cash flows	617,940
Less amount representing interest	(67,949)
Present value of lease liabilities	549,991
Less current portion	(131,887)
Noncurrent lease liabilities	$418,104

17. Subsequent Events

The Company has evaluated events subsequent to June 30, 2024, to assess the need for potential recognition or disclosure. Such events were evaluated through September 20, 2024, the date the financial statements were available to be issued. The following were noted:

Lawsuit

On August 20, 2024, the Company’s former Chief Executive Officer, Matthew Atkinson, filed a lawsuit against the Company in the State of Nebraska claiming compensation, unreimbursed expenses and accrued and unpaid vacation owed to him prior to his resignation in February 2024. The Company has accrued approximately $108,000 for such claim (see Note 16).

Product Development Proposal

On August 20, 2024, the Company entered into a product development proposal with E-Business International Incorporation, pursuant to which Business International Incorporation, an engineering company, will look for more efficient ways to assemble some of the Company’s units, and will then take over assembly of certain products using overseas facilities.

Distributor Agreement

On September 10, 2024, the Company entered into a sole distributorship agreement with Consensus B.V., pursuant to which Consensus B.V. will act as sole distributor of the Company’s products in the European Union, United Kingdom, Bahrain, Kuwait, Oman, Qatar, Saudi Arabia and United Arab Emirates. The agreement is for a term of five years and may be terminated by either party upon not less than four months’ notice; provided that either party may terminate the agreement immediately upon a substantial breach of the agreement, as more particularly described in the agreement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 20, 2024	CLEANCORE SOLUTIONS, INC.

/s/ Clayton Adams
	Name:	Clayton Adams
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ David Enholm
	Name:	David Enholm
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Clayton Adams	Chairman and Chief Executive Officer (principal executive officer)	September 20, 2024
Clayton Adams

/s/ David Enholm	Chief Financial Officer (principal financial and accounting officer)	September 20, 2024
David Enholm

/s/ Brent Cox	Director	September 20, 2024
Brent Cox

/s/ James M. Grisham	Director	September 20, 2024
James M. Grisham

/s/ Larry Goldman	Director	September 20, 2024
Larry Goldman