Form 10-Q
period 2024-09-30
CleanCore Solutions, Inc.
filed 2024-11-13
CIK 1956741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

or

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

As of November 12, 2024, there were 8,244,251 shares of class B common stock of the registrant issued and outstanding.

CleanCore Solutions, Inc.

Quarterly Report on Form 10-Q

Period Ended September 30, 2024

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CLEANCORE SOLUTIONS, INC.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

CLEANCORE SOLUTIONS, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	September 30, 2024	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$1,210,382	$2,016,611
Accounts receivable, net	492,126	467,286
Inventory, net	719,247	672,326
Prepaid expenses and other current assets	197,449	55,365
Total current assets	2,619,204	3,211,588
Property and equipment, net	15,713	10,572
Right of use assets	493,015	524,818
Intangibles, net	1,448,424	1,486,923
Goodwill	2,237,910	2,237,910
Other assets	9,440	9,440
Total assets	$6,823,706	$7,481,251
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$644,595	$573,956
Deferred revenue	-	10,395
Lease liability - current	135,077	131,887
Note payable - current	759,019	698,149
Due to related parties	78,849	91,119
Total current liabilities	1,617,540	1,505,506
Lease liability – non current	383,077	418,104
Note payable – non current	1,760,314	1,821,184
Total liabilities	3,760,931	3,744,794

Commitments and contingencies (Note 13)

Stockholders’ Equity
Class A Common Stock; $0.0001 par value, 50,000,000 shares authorized; 270,000 shares issued and outstanding as of September 30, 2024 and June 30, 2024, respectively	27	27
Class B Common Stock; $0.0001 par value, 250,000,000 shares authorized; 7,970,085 and 7,960,919 shares issued and outstanding as of September 30, 2024 and June 30, 2024, respectively	797	796
Additional paid-in capital	11,222,982	11,040,583
Accumulated deficit	(8,161,031)	(7,304,949)
Total stockholders’ equity	3,062,775	3,736,457
Total liabilities and stockholders’ equity	$6,823,706	$7,481,251

The accompanying notes are an integral part of these condensed unaudited financial statements.

CLEANCORE SOLUTIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,
	2024	2023
Revenue, net	$364,900	$325,684
Cost of sales (exclusive of depreciation shown separately below)	179,401	152,575
Gross profit	185,499	173,109
Operating expenses:
General and administrative	916,214	509,876
Advertising expense	46,210	823
Depreciation and amortization expense	39,823	38,562
Loss from operations	(816,748)	(376,152)
Interest expense, net	39,334	61,142
Net loss	$(856,082)	$(437,294)

Net loss per share Class A and Class B stock, basic and diluted	$(0.10)	$(0.13)
Weighted average shares used in computing net loss per Class A share, basic and diluted	270,000	443,956
Weighted average shares used in computing net loss per Class B share, basic and diluted	7,965,818	2,847,149

The accompanying notes are an integral part of these condensed unaudited financial statements.

CLEANCORE SOLUTIONS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three Months Ended September 30, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2024	270,000	$27	7,960,919	$796	$11,040,583	$(7,304,949)	$3,736,457
Issuance of class B common stock upon vesting of restricted stock units – 2022 Equity Incentive Plan	-	-	9,166	1	21,514	-	21,515
Stock based compensation – 2022 Equity Incentive Plan	-	-	-	-	160,885	-	160,885
Net loss for the period	-	-	-	-	-	(856,082)	(856,082)
Balance at September 30, 2024	270,000	$27	7,970,085	$797	$11,222,982	$(8,161,031)	$3,062,775

	For the Three Months Ended September 30, 2023
	Series Seed Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2023	4,000,000	$400	660,000	$66	1,795,940	$180	$6,768,775	$(5,023,207)	$1,746,214
Conversion of class A common stock into class B common stock	-	-	(1,310,000)	(131)	1,310,000	131	-	-	-
Conversion of series seed preferred stock into class A common stock	(1,000,000)	(100)	1,000,000	100	-	-	-	-	-
Stock based compensation – 2022 Equity incentive plan	-	-	-	-	-	-	63,960	-	63,960
Net loss for the period	-	-	-	-	-	-	-	(437,294)	(437,294)
Balance at September 30, 2023	3,000,000	$300	350,000	$35	3,105,940	$311	$6,832,735	$(5,460,501)	$1,372,880

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLEANCORE SOLUTIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(856,082)	$(437,294)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,823	38,562
Accretion of note payable discount	-	4,500
Non cash interest expense	56,331	208,248
Stock based compensation	182,400	63,960
Non cash lease expense	(34)	492
Provision for bad debt and write-off of on uncollectable accounts	5,563	7,130
Changes in operating assets and liabilities:
Accounts receivable	(30,403)	(66,233)
Inventory	(46,921)	(77,026)
Prepaid expenses	(142,084)	93,550
Deferred revenue	(10,395)	-
Due to related parties	(12,270)	-
Accounts payable and accrued liabilities	14,308	(144,224)
Net cash used in operating activities	(799,764)	(308,335)

Investing activities
Purchase of property and equipment	(6,465)	(1,015)
Net cash used in investing activities	(6,465)	(1,015)

Financing activities
Repayment of loans from related parties	-	(6,203)
Payments for deferred offering costs	-	(13,523)
Net cash used in financing activities	-	(19,726)

Net decrease in cash	(806,229)	(329,076)
Cash and cash equivalents at beginning of period	2,016,611	393,194
Cash and cash equivalents at the end of period	$1,210,382	$64,118

Supplementary cash flow disclosure
Interest paid	$-	$-
Unpaid deferred offering costs	$-	$212,801

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

1. Organization and Business

CC Acquisition Corp. was incorporated in the State of Nevada on August 23, 2022 for the sole purpose of acquiring substantially all of the assets of CleanCore Solutions, LLC, TetraClean Systems, LLC, and Food Safety Technologies, LLC, pursuant to an asset purchase agreement entered into by CC Acquisition Corp. with these three entities and their owners on October 17, 2022. On November 21, 2022, CC Acquisition Corp. changed its name to CleanCore Solutions, Inc. (the “Company”). Since the Company acquired substantially all of the assets of each of CleanCore Solutions, LLC, TetraClean Systems, LLC, and Food Safety Technologies, LLC, the business of these three entities is now operated by the Company, with no subsidiaries.

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

Initial Public Offering

On April 30, 2024, the Company closed its initial public offering of 1,250,000 shares of class B common stock at a price to the public of $4.00 per share for gross offering proceeds of $5,000,0000, before deducting underwriting discounts, commissions, and offering expenses payable by the Company. After deducting underwriting discounts, commissions and other offering costs, the Company received net proceeds of $3,343,547.

Liquidity

The Company has incurred losses and negative cash flows from operations. From October 17, 2022 (the date of the acquisition) through September 30, 2024, the Company has financed its operations primarily through investor funding. As of September 30, 2024, the Company had cash of $1,210,382, a net loss of $856,082, and cash used in operating activities of $799,764. In accordance with Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern, management is required to perform a two-step analysis over the Company’s ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date the financial statements are issued. If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt.

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

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements as of and for the three months ended September 30, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The interim financial statements are condensed and should be read in conjunction with the Company’s latest annual audited 2024 financial statements, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on September 20, 2024 (the “Form 10-K”). The results of operations for interim periods are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2025 or for any other future annual or interim period.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes these estimates and assumptions are adequate, actual results could differ from the estimates and assumptions used.

The fiscal 2024 year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

A complete listing of the Company’s significant accounting policies is discussed in Note 2 – Summary of Significant Accounting Policies in the Notes to Financial Statements included in the Form 10-K.

Risks and Uncertainties

The Company is subject to a number of risks similar to other early-stage companies including, but not limited to, profitability, the need for additional financing to achieve its business strategy, ability to obtain regulatory approval, significant competition, and dependence on key individuals.

Inventory

Inventory consists of parts, work in progress and finished goods. The Company values parts and finished goods at the lower of the actual costs or net realizable value. The Company values work in progress at cost. The Company periodically reviews inventory for obsolete and potentially impaired items. As of September 30, 2024 and June 30, 2024, the Company had an allowance for inventory obsolescence of $15,471 and $14,791, respectively.

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

SEPTEMBER 30, 2024 AND 2023

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

Fair Value Measurements

The fair value of the Company’s financial instruments reflects the amounts that the Company estimates it will receive in connection with the sale of an asset in an orderly transaction between market participants at the measurement date (exit price). The fair value hierarchy prioritizes the use of inputs used in valuation techniques into the following three levels:

Level 1 – Quoted prices in active markets for identical assets and liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets.

Level 3 – Unobservable inputs.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company’s financial assets are subject to fair value measurements on a recurring basis. The Company’s remaining carrying amounts reported in the condensed balance sheets of these financial assets are a reasonable estimate of fair value due to their short-term nature or because their stated interest rates are indicative of market interest rates.

Stock-based Compensation

Compensation expense is recognized for all stock-based payments to employees and nonemployees, including stock options, restricted stock awards, and warrants, in the statements of operation based on the fair value of the awards that are granted. As necessary, the Company’s stock price at the date of grant was estimated using an acceptable valuation technique such as the probability-weighted expected return model. The fair value of stock options and warrants are estimated at the date of grant using the Black-Scholes option-pricing model. The fair value of restricted stock awards is based on the fair market value of the Company’s class B common stock on the date of grant. Compensation expense for restricted stock awards with performance-based vesting conditions is calculated based on the number of awards that are expected to vest during the performance period if it is probable that the performance metrics will be achieved. Generally, measured compensation cost, net of actual forfeitures, is recognized on a straight-line basis over the vesting period of the related stock-based compensation award. The Company accounts for forfeitures of stock-based awards as they occur.

Net Loss per Share of Common Stock

Basic net loss per class A and class B common share is calculated by dividing the net loss distributed to class A and class B, respectively, by the weighted-average number of common shares of each respective class outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options, warrants and convertible debt are considered to be potentially dilutive securities. As of September 30, 2024 and June 30, 2024, there were 3,382,500 of potential common stock equivalents excluded from the diluted loss per share calculations as their effect is anti-dilutive. Because the Company has reported a net loss for the three months ended September 30, 2024 and 2023, diluted net loss per common share is the same as basic net loss per common share for such periods.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

New Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid and effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. The Company is currently evaluating the effects of this pronouncement on its financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance in this update is effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the effects of this pronouncement on its financial statement disclosures.

3. Disaggregated Revenue

The following table disaggregates revenue by product category for the following periods ended:

	Three Months Ended September 30,
	2024	2023
Janitorial and Sanitation	$341,363	$287,295
Ice System	2,140	2,441
Commercial and Residential Laundry	4,764	1,400
Other	16,633	34,548
Total revenue	$364,900	$325,684

The “Other” category of revenue consists primarily of sales of parts, accessories, shipping and handling, and equipment rental income.

4. Accounts Receivable, net

Accounts receivable, net consists of the following at:

	September 30, 2024	June 30, 2024
Trade accounts receivable	$500,113	$469,821
Allowance for doubtful accounts	(7,987)	(2,535)
Total accounts receivable, net	$492,126	$467,286

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following at:

	September 30, 2024	June 30, 2024
Prepaid inventory parts	$14,008	$5,277
Prepaid insurance	22,014	32,943
Prepaid certification and fees	100,681	3,172
Prepaid other	60,746	13,973
Total prepaid expenses and other current assets	$197,449	$55,365

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

6. Inventory

Inventory consists of the following at:

	September 30, 2024	June 30, 2024
Parts	$512,130	$503,004
Finished goods	222,588	184,112
Inventory reserve	(15,471)	(14,790)
Total inventory, net	$719,247	$672,326

The Company values inventory at the balance sheet date using the weighted average method. The Company adjusted the inventory reserve to $15,471 for the three months ended September 30, 2024, from $14,790 for the year ended June 30, 2024.

7. Intangible Assets

Intangible assets consist of the following at:

	September 30, 2024	June 30, 2024
Technology	$600,000	$600,000
Customer relationships	570,000	570,000
Trademarks	580,000	580,000
Total	1,750,000	1,750,000
Less: accumulated amortization	(301,576)	(263,077)
Total intangible assets, net	$1,448,424	$1,486,923

The Company holds 14 patents, which are included in technology. These patents cover the functions of the Company’s products that allow its machines to produce the ozone in the form of nanobubbles.

Amortization expense related to intangibles was $38,499 for the three months ended September 30, 2024 and 2023, respectively.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at:

	September 30, 2024	June 30, 2024
Accounts payable	$291,066	$176,077
Accrued interest	76,965	23,113
Accrued payroll and related expenses	33,936	59,943
Accrued pending litigation (Note13)	108,242	108,242
Warranty reserve	68,373	96,636
Accrued severance	10,000	70,000
Accrued legal	39,581	32,259
Other accrued expenses	16,432	7,686
Total accounts payable and other accrued expenses	$644,595	$573,956

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

9. Debt

Burlington Promissory Note

In connection with the acquisition on October 17, 2022, the Company issued a promissory note in the principal amount of $3,000,000 to the seller, Burlington Capital, LLC (“Burlington”), which bore interest at 7% per annum and was to mature on October 17, 2023. On September 13, 2023, the parties signed an extension agreement, pursuant to which the interest rate was increased to 10% per annum and the maturity date was extended to the earlier of (a) the closing of a firm commitment initial public offering and concurrent listing on a national securities exchange or (b) December 17, 2023. On December 17, 2023, the parties signed a second extension agreement, pursuant to which the maturity date was extended to the earlier of (a) the closing of a firm commitment initial public offering and concurrent listing on a national securities exchange or (b) April 4, 2024. On April 30, 2024, the Company and Burlington entered into an extension agreement which extended the maturity date to May 9, 2024.

On May 31, 2024, Burlington and Walker Water LLC (“WW”) entered into an allonge, assignment and agreement (the “Assignment Agreement”), pursuant to which Burlington agreed to transfer $633,840 of the note to WW. The Assignment Agreement also provided that the Company make a payment of $900,000 on May 31, 2024 to Burlington to reduce the principal amount of the note by $480,667 and pay the outstanding accrued interest of $419,333 in full. Also on May 31, 2024, the Company issued an amended and restated promissory note to Burlington (the “Amended Note”). The Amended Note has a new principal amount of $2,366,160, accrues interest at 8.5% per annum from October 17, 2022 (the date of the original note), which shall increase to 10% upon an event of default, and requires quarterly payments in the amount of $100,000 over the course of the next two and a half years, with a final payment of $1,396,881 due on April 1, 2027. The Amended Note may be prepaid at any time with no pre-payment penalty and contains customary events of default for a note of this type. As of September 30, 2024, the outstanding principal balance of this note is $1,885,493 and it has accrued interest of $59,006.

Pursuant to the Assignment Agreement, the Company also issued a promissory note to WW in the principal amount of $633,840 (the “New Note”). The New Note accrues interest at 8.5% per annum from October 17, 2022 (the date of the original note), which shall increase to 10% upon an event of default and is due on December 31, 2024. The New Note may be prepaid at any time with no pre-payment penalty and contains customary events of default for a note of this type. As of September 30, 2024, the outstanding principal balance of this note is $633,840 and it has accrued interest of $17,959.

Line of Credit

On June 28, 2024, the Company entered into a loan agreement with Arbor Bank for a revolving line of credit in the amount of $100,000 with a variable interest rate tied to the U.S. Prime Rate. Monthly payments of accrued interest are due beginning July 28, 2024. The principal and any outstanding accrued interest are due in full on June 28, 2025. As of September 30, 2024, there was no outstanding principal on this line of credit, and no required accrued interest.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

10. Related Party Transactions

The following due to related party balances were outstanding at:

	September 30, 2024	June 30, 2024
Due to founder – credit card	$78,849	$91,119

As of September 30, 2024 and June 30, 2024, the Company had a short term amount due to Clayton Adams, its Chief Executive Officer and founder, in the amount of $78,849 and $91,119, respectively for operational expenses paid by a credit card in his name. The Company has a verbal agreement with Mr. Adams to pay the credit card charges directly to the issuing financial institution as they become due and is current on these payments.

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

On July 27, 2023, the Company agreed to purchase approximately $105,000 worth of inventory from Nebraska C. Ozone, LLC, a related party business owned by Lisa Roskens, a significant stockholder and the principal officer of Burlington, due to an open purchase order that the Company’s predecessor had with an inventory vendor that was not included in the liabilities assumed from the predecessor per the terms of the acquisition purchase agreement. The inventory is to be purchased as needed, consistent with other inventory purchases. However, if the entire $105,000 amount is not purchased by March 31, 2024, the balance at that date begins accruing interest at a rate of seven percent (7%) per annum until it is paid in full. As of September 30, 2024, the Company has not purchased any of the inventory and as such, has accrued interest of $13,570.

On March 26, 2024, the Company entered into a loan agreement with Clayton Adams, a significant stockholder, pursuant to which the Company issued a revolving credit note to Mr. Adams in the principal amount of up to $500,000. Pursuant to the loan agreement and note, Mr. Adams agreed to provide advances to the Company upon request during the period commencing on April 25, 2024 and continuing until the second anniversary of such date, which is referred to as the maturity date. This note accrues simple interest on the outstanding principal amount at the rate of 8% per annum, with all principal and interest due on the maturity date; provided that upon an event of default (as defined in the note), such rate shall increase to 13%. The Company may prepay the note at any time without penalty or premium. The note is unsecured and contains customary events of default for a loan of this type. As of September 30, 2024, no advances have been made and the principal amount of this note is $0.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

11. Stockholders’ Equity

Series Seed Preferred Stock

For the Three Months Ended September 30, 2023

On July 16, 2023, the Company issued 1,000,000 shares of class A common stock upon the conversion of 1,000,000 shares of series seed preferred stock.

As of September 30, 2023, 3,000,000 shares of series seed preferred stock were issued and outstanding.

For the Three Months Ended September 30, 2024

No shares of Series Seed Preferred Stock existed as of September 30, 2024.

Common Stock

For the Three Months Ended September 30, 2023

On July 17, 2023, the Company issued 940,000 shares of class B common stock upon the conversion of 940,000 shares of class A common stock. On July 24, 2023, the Company issued 370,000 shares of class B common stock upon the conversion of 370,000 shares of class A common stock.

As of September 30, 2023, there were 350,000 shares of class A common stock and 3,105,940 shares of class B common stock issued and outstanding.

For the Three Months Ended September 30, 2024

On July 12, 2024, the Company issued 5,000 shares of class B common stock upon vesting of a restricted stock unit award granted under the 2022 Plan (as defined below). On September 19, 2024, the Company issued 4,166 shares of class B common stock upon vesting of a restricted stock unit award granted under the 2022 Plan.

As of September 30, 2024, there were 270,000 shares of class A common stock and 7,970,085 shares of class B common stock issued and outstanding.

Stock Options

No options were issued during the three months ended September 30, 2024.

Warrants

No warrants were issued during the three months ended September 30, 2024.

Restricted Stock Awards

On September 19, 2024, the Company granted a restricted stock unit award under the 2022 Plan for 585,000 shares of class B common stock, of which 150,000 shares will vest in equal parts over the course of thirty-six (36) months, with 1/36th vesting each month commencing on the grant date and thereafter on the same day of the month as the grant date, and the remaining shares will vest as the Company achieves certain sales targets in a twelve-month period.

Stock-based Compensation

Total stock compensation expense for the three months ended September 30, 2024 was $182,400. Total stock compensation expense for the three months ended September 30, 2023 was $63,960. As of September 30, 2024, total unrecognized stock compensation expense was $1,014,374 with the weighted average period over which it is expected to be recognized of 2.11 years.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

12. Net loss per share

The following tables set forth the computation of basic and dilutive net loss per share of common stock:

	Three Months Ended September 30,
	2024		2023
Basic and diluted net loss per share	Class A	Class B	Class A	Class B
Numerator
Allocation of undistributed loss	$(28,065)	$(828,017)	$(58,989)	$(378,305)
Denominator
Weighted average number of shares used in per share computation	270,000	7,965,818	443,956	2,847,149
Basic and diluted net loss per share	$(0.10)	$(0.10)	$(0.13)	$(0.13)

13. Commitments and Contingencies

Legal Proceedings

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may harm our business. The Company is aware of one legal claim and has accrued approximately $108,000 for such claim.

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

Leases

The Company has a non-cancellable operating lease commitment for its office facility expiring in 2028. Rent expense totaled $40,416 and $28,813 for the three months ended September 30, 2024 and 2023, respectively.

The following table discloses the lease cost, discount rate, and remaining lease term for operating leases as of September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Operating lease cost	$40,416	$28,813
Remaining lease term	3.4 years	4.4 years
Discount rate	6.56%	6.00%

The discount rate was determined using the Company’s external debt and was adjusted for collateralization, term and lease amount.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 AND 2023

The following table discloses the undiscounted cash flows on an annual basis and a reconciliation of the undiscounted cash flows of operating lease liabilities recognized in the balance sheet as of September 30, 2024:

Year Ended June 30,
2025 (remainder)	$122,698
2026	167,226
2027	171,407
2028	116,160
Total undiscounted cash flows	577,490
Less amount representing interest	(59,336)
Present value of lease liabilities	518,154
Less current portion	(135,077)
Noncurrent lease liabilities	$383,077

14.	Subsequent Events

On October 19, 2024, the Company issued 4,166 shares of class B common stock upon vesting of a restricted stock unit award granted under the 2022 Plan.

On October 30, 2024, the Company issued 270,000 shares of class B common stock upon the conversion of 270,000 shares of class A common stock.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, or the Form 10-K, and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

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

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

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

Results of Operations

The following table sets forth key components of our results of operations for the three months ended September 30, 2024 and 2023, both in dollars and as a percentage of our revenue.

	Three Months Ended September 30,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$364,900	100.00%	$325,684	100.00%
Cost of sales	179,401	49.16%	152,575	46.85%
Gross profit	185,499	50.84%	173,109	53.15%
Operating expenses:
General and administrative	916,214	251.09%	509,876	156.56%
Advertising expense	46,210	12.66%	823	0.25%
Depreciation and amortization expense	39,823	10.91%	38,562	11.84%
Loss from operations	(816,748)	(223.83)%	(376,152)	(115.50)%
Interest expense, net	39,334	10.78%	61,142	18.77%
Net loss	$(856,082)	(234.61)%	$(437,294)	(134.27)%

Revenue. We generate revenue from sales of our cleaning products. Our revenue increased by $39,216, or 12.04%, to $364,900 for the three months ended September 30, 2024 from $325,684 for the three months ended September 30, 2023. The increase is primarily due to an increased number of customers.

Cost of sales. Our cost of sales consists of raw materials, components and labor. Our cost of sales increased by $26,826, or 17.58%, to $179,401 for the three months ended September 30, 2024 from $152,575 for the three months ended September 30, 2023. As a percentage of revenue, cost of sales increased from 46.85% for the three months ended September 30, 2023 to 49.16% for the three months ended September 30, 2024. This increase was primarily due to an increase in sales and increase in demo expenses due to a change in sales strategy of providing customers considering large orders demonstration equipment at no cost.

Gross profit. As a result of the foregoing, our gross profit increased by $12,390, or 7.16%, to $185,499 for the three months ended September 30, 2024 from $173,109 for the three months ended September 30, 2023. As a percentage of revenue, gross profit decreased from 53.15% for the three months ended September 30, 2023 to 50.84% for the three months ended September 30, 2024.

General and administrative expenses. Our general and administrative expenses consist primarily of personnel expenses, including employee salaries and bonuses plus related payroll taxes, stock based compensation expense, professional advisor fees, bad debts, rent expense, insurance and other expenses incurred in connection with general operations. Our general and administrative expenses increased by $406,338, or 79.69%, to $916,214 for the three months ended September 30, 2024 from $509,876 for the three months ended September 30, 2023. As a percentage of revenue, our general and administrative expenses increased from 156.25% for the three months ended September 30, 2023 to 251.09% for the three months ended September 30, 2024. This increase was primarily due to $118,440 stock related compensation expense, $106,720 external accounting fees, $74,600 in consulting fees and $69,200 increase in director and officer insurance.

Advertising expenses. Our advertising expenses consist of vendor trade shows and various trade publications. Our advertising expenses increased by $45,387, or 5,514.82%, to $46,210 for the three months ended September 30, 2024 from $823 for the three months ended September 30, 2023. As a percentage of revenue, our advertising expenses increased from 0.25% for the three months ended September 30, 2023 to 12.66% for the three months ended September 30, 2024. Such increase was primarily due to a significant increase in our public relations activities.

Depreciation and amortization expense. We incurred depreciation and amortization expense of $39,823, or 10.91% of revenue, for the three months ended September 30, 2024, as compared to $38,562, or 11.84% of revenue, for the three months ended September 30, 2023.

Interest expense, net. We incurred interest expense, net, of $39,334, or 10.78% of revenue, for the three months ended September 30, 2024, as compared to $61,142, or 18.77% of revenue, for the three months ended September 30, 2023. The decrease is primarily due to interest expense for the 2024 period being offset by interest income of $17,153 from an interest bearing money market account opened in the fourth quarter of fiscal 2024.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $856,082 for the three months ended September 30, 2024, as compared to $437,294 for the three months ended September 30, 2023, an increase in loss of $418,788, or 95.77%.

Liquidity and Capital Resources

Our company has incurred losses and negative cash flows from operations. From October 17, 2022 (the date of the acquisition) through September 30, 2024, we have financed our operations primarily through private investor funding and an initial public offering. As of September 30, 2024, we had cash and cash equivalents of $1,210,382, a net loss for the three months ended September 30, 2024 of $856,082 and cash used in operating activities of $799,764.

Despite our initial public offering, management believes that currently available resources will not be sufficient to fund our planned expenditures over the next 12 months. These factors, individually and collectively indicate that a material uncertainty exists that raises substantial doubt about our company’s ability to continue as a going concern for 12 months from the date of issuance of the accompanying financial statements.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the nine months ended September 30, 2024.

	Three Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(799,764)	$(308,335)
Net cash used in investing activities	(6,465)	(1,015)
Net cash used in financing activities	-	(19,726)
Net decrease in cash	(806,229)	(329,076)
Cash at beginning of period	2,016,611	393,194
Cash at end of period	$1,210,382	$64,118

Net cash used in operating activities was $799,764 for the three months ended September 30, 2024, as compared to $308,335 for the three months ended September 30, 2023. For the three months ended September 30, 2024, our net loss of $856,082 and a decrease in prepaid expenses of $142,084, offset by an increase in non-cash stock based compensation expense of $182,400, were the primary drivers of net cash used in operating activities. For the three months ended September 30, 2023, our net loss of $437,294, a decrease in accounts payable and accrued liabilities of $144,224, a decrease in inventory of $77,026, and a decrease in accounts receivable of $66,233, offset by a non-cash interest expense of $208,248, an increase in prepaid expenses of $93,550 and stock based compensation of $63,960, were the primary drivers of the net cash used in operating activities.

Net cash used in investing activities was $6,465 for the three months ended September 30, 2024, as compared to $1,015 for the nine months ended September 30, 2023. The net cash used in investing activities for both periods consisted entirely of purchases of property and equipment.

Net cash used in financing activities was $0 for the three months ended September 30, 2024, as compared to $19,726 for the three months ended September 30, 2023. Net cash used in financing activities for the three months ended September 30, 2023 consisted of payments for deferred offering costs of $13,523 and repayment of related party loans of $6,203.

Debt

Please see Note 9 to our unaudited condensed financial statements above for a description of the terms of our outstanding debt.

Contractual Obligations

Our principal commitments consist mostly of obligations under the loans described in Note 9 to our unaudited condensed financial statements above. We also have a non-cancellable operating lease commitment for our office facility expiring in 2028 as described in Note 13 to the unaudited condensed financial statements above. Other than the foregoing, at September 30, 2024, we did not have other long-term debt obligations, capital (finance) lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected on our statements of financial position.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure information required to be disclosed in our reports that we file or furnish pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), as appropriate to allow for timely decisions regarding required disclosure. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level due to material weaknesses identified related to (1) the lack of a sufficient number of trained professionals with the expertise to design, implement, and execute a formal risk assessment process and formal accounting policies, procedures, and controls over accounting and financial reporting to ensure the timely and accurate recording of financial transactions while maintaining a segregation of duties; and (2) the lack of a sufficient number of trained professionals with the appropriate technical expertise with United States generally accepted accounting principles, or U.S. GAAP, to identify, evaluate, and account for complex transactions, including identification of related party transactions, and review valuation reports prepared by external specialists.

Changes in Internal Control over Financial Reporting

In preparing our financial statements as of and for the three months ended September 30, 2024, management identified material weaknesses in our internal control over financial reporting. The material weaknesses we identified related to (1) the lack of a sufficient number of trained professionals with the expertise to design, implement, and execute a formal risk assessment process and formal accounting policies, procedures, and controls over accounting and financial reporting to ensure the timely and accurate recording of financial transactions while maintaining a segregation of duties; and (2) the lack of a sufficient number of trained professionals with the appropriate U.S. GAAP technical expertise to identify, evaluate, and account for complex transactions and review valuation reports prepared by external specialists.

As disclosed in the Form 10-K, our management has identified the steps necessary to address the material weaknesses, and in the first quarter of fiscal year 2025, we continued to implement the following remedial procedures. We are planning on implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including formalizing our processes and internal control documentation and strengthening supervisory reviews by our financial management and hiring additional qualified accounting and finance personnel and engaging financial consultants to enable the implementation of internal control over financial reporting and segregating duties amongst accounting and finance personnel.

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

In accordance with the provisions of the JOBS Act, we and our independent registered public accounting firm were not required to, and did not, perform an evaluation of our internal control over financial reporting as of September 30, 2024. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act.

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

On August 20, 2024, Matthew Atkinson, our former Chief Executive Officer and a significant stockholder, filed a complaint against our company in the District Court of Douglas County, Nebraska. In his complaint, he alleges that we failed to pay him compensation in the amount of $123,625.76, unreimbursed expenses in the amount of $1,815.25, and accrued and unpaid vacation in the amount of $6,153.84, or $131,594.85 in the aggregate. He alleges that we are obligated to pay him these amounts under an executive employment agreement between him and our company, and that he had become entitled to these amounts before he resigned his employment in February 2024. Based on these allegations, Mr. Atkinson asserts in his complaint causes of action for violation of the Nebraska Wage Payment and Collection Act, or the Act, breach of contract, and promissory estoppel. His complaints asks for a judgment that: (a) awards him damages in amount to be proved at trial but no less than $131,594.85, (b) assesses a penalty against our company pursuant to the Act in the amount of $263,189.70, and (c) awards Mr. Atkinson an amount for his reasonable costs and attorney’s fees incurred in litigating this matter and pre- and post-judgment interest.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any unregistered equity securities during the three months ended September 30, 2024 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any shares of our common stock during the three months ended September 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of CleanCore Solutions, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on October 10, 2023)
3.2	Bylaws of CleanCore Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on October 10, 2023)
4.1	Class B Common Stock Purchase Warrant issued to Boustead Securities, LLC on April 30, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 1, 2024)
10.1	Sole Distributorship Contract, dated September 10, 2024, between CleanCore Solutions, Inc. and Consensus B.V. (incorporated by reference to Exhibit 10.1 to the Annual Report on Form 10-K filed on September 20, 2024)
10.2	Product Development Proposal, dated August 20, 2024, between CleanCore Solutions, Inc. and Business International Incorporation (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed on September 20, 2024)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2024	CLEANCORE SOLUTIONS, INC.

/s/ Clayton Adams
	Name:	Clayton Adams
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ David Enholm
	Name:	David Enholm
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)