Form 10-Q
period 2024-12-31
CleanCore Solutions, Inc.
filed 2025-02-14
CIK 1956741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2024

or

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

As of February 12, 2025, there were 8,369,749 shares of class B common stock of the registrant issued and outstanding.

CleanCore Solutions, Inc.

Quarterly Report on Form 10-Q

Period Ended December 31, 2024

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CLEANCORE SOLUTIONS, INC.

UNAUDITED CONDENSED FINANCIAL STATEMENTS

CLEANCORE SOLUTIONS, INC.

CONDENSED BALANCE SHEETS

(UNAUDITED)

	December 31, 2024	June 30, 2024
Assets
Current assets:
Cash and cash equivalents	$560,489	$2,016,611
Accounts receivable, net	439,374	467,286
Due from related party, net	51,914	-
Inventory, net	718,628	672,326
Prepaid expenses and other current assets	221,963	55,365
Total current assets	1,992,368	3,211,588
Property and equipment, net	16,885	10,572
Right of use assets	460,690	524,818
Intangibles, net	1,409,925	1,486,923
Goodwill	2,237,910	2,237,910
Other assets	9,440	9,440
Total assets	$6,127,218	$7,481,251
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$595,060	$573,956
Deferred revenue	-	10,395
Lease liability - current	138,321	131,887
Subscription advance	300,000	-
Note payable - current	503,861	698,149
Note payable - related party	336,802	-
Due to related parties	-	91,119
Total current liabilities	1,874,044	1,505,506
Lease liability – non current	347,474	418,104
Note payable – non current	1,698,552	1,821,184
Total liabilities	3,920,070	3,744,794

Commitments and contingencies (Note 14)

Stockholders’ Equity
Class A Common Stock; $0.0001 par value, 50,000,000 shares authorized; 0 and 270,000 shares issued and outstanding as of December 31, 2024 and June 30, 2024, respectively	-	27
Class B Common Stock; $0.0001 par value, 250,000,000 shares authorized; 8,270,583 and 7,960,919 shares issued and outstanding as of December 31, 2024 and June 30, 2024, respectively	827	796
Additional paid-in capital	11,372,382	11,040,583
Accumulated deficit	(9,166,061)	(7,304,949)
Total stockholders’ equity	2,207,148	3,736,457
Total liabilities and stockholders’ equity	$6,127,218	$7,481,251

The accompanying notes are an integral part of these condensed unaudited financial statements.

CLEANCORE SOLUTIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Revenue, net	$257,269	$258,406	$622,168	$584,090
Cost of sales (exclusive of depreciation shown separately below)	195,258	131,737	374,657	284,312
Gross profit	62,011	126,669	247,511	299,778
Operating expenses:
General and administrative	911,173	320,322	1,827,387	830,196
Advertising expense	74,905	24,631	121,114	25,455
Depreciation and amortization expense	39,928	38,646	79,750	77,208
Loss from operations	(963,995)	(256,930)	(1,780,740)	(633,081)
Interest expense, net	41,035	87,869	80,369	149,012
Net loss	$(1,005,030)	$(344,799)	$(1,861,109)	$(782,093)

Net loss per share Class A and Class B stock, basic and diluted	$(0.12)	$(0.10)	$(0.23)	$(0.23)
Weighted average shares used in computing net loss per Class A share, basic and diluted	-	350,000	-	396,721
Weighted average shares used in computing net loss per Class B share, basic and diluted	8,167,426	3,105,940	8,063,609	2,977,251

The accompanying notes are an integral part of these condensed unaudited financial statements.

CLEANCORE SOLUTIONS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three and Six Months Ended December 31, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2024	270,000	$27	7,960,919	$796	$11,040,583	$(7,304,949)	$3,736,457
Issuance of class B common stock upon vesting of restricted stock units – 2022 Equity Incentive Plan	-	-	9,166	1	21,514	-	21,515
Stock based compensation – 2022 Equity Incentive Plan	-	-	-	-	160,885	-	160,885
Net loss for the period	-	-	-	-	-	(856,082)	(856,082)
Balance at September 30, 2024	270,000	$27	7,970,085	$797	$11,222,982	$(8,161,031)	$3,062,775
Conversion of class A common stock into class B common stock	(270,000)	(27)	270,000	27	-	-	-
Issuance of class B common stock upon vesting of restricted stock units – 2022 Equity Incentive Plan	-	-	30,498	3	68,164	-	68,167
Stock based compensation – 2022 Equity Incentive Plan	-	-	-	-	81,236	-	81,236
Net loss for the period	-	-	-	-	-	(1,005,030)	(1,005,030)
Balance at December 31, 2024	-	$-	8,270,583	$827	$11,372,382	$(9,166,061)	$2,207,148

	For the Three and Six Months Ended December 31, 2023
	Series Seed Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2023	4,000,000	$400	660,000	$66	1,795,940	$180	$6,768,775	$(5,023,207)	$1,746,214
Conversion of class A common stock into class B common stock	-	-	(1,310,000)	(131)	1,310,000	131	-	-	-
Conversion of series seed preferred stock into class A common stock	(1,000,000)	(100)	1,000,000	100	-	-	-	-	-
Stock based compensation – 2022 Equity incentive plan	-	-	-	-	-	-	63,960	-	63,960
Net loss for the period	-	-	-	-	-	-	-	(437,294)	(437,294)
Balance at September 30, 2023	3,000,000	$300	350,000	$35	3,105,940	$311	$6,832,735	$(5,460,501)	$1,372,880
Stock based compensation – 2022 Equity incentive plan	-	-	-	-	-	-	44,012	-	44,012
Net loss for the period	-	-	-	-	-	-	-	(344,799)	(344,799)
Balance at December 31, 2023	3,000,000	$300	350,000	$35	3,105,940	$311	6,876,747	(5,805,300)	1,072,093

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLEANCORE SOLUTIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(1,861,109)	$(782,093)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	79,750	77,208
Accretion of note payable discount	4,609	5,250
Non cash interest expense	87,140	141,211
Stock based compensation	331,802	107,972
Non cash lease expense	(67)	983
Provision for bad debt and write-off of on uncollectable accounts	23,380	22,712
Changes in operating assets and liabilities:
Accounts receivable	4,532	88,645
Inventory	(46,302)	(91,874)
Prepaid expenses	(166,598)	95,358
Deferred revenue	(10,395)	-
Due to related parties	(43,034)	-
Accounts payable and accrued liabilities	(66,038)	100,472
Net cash used in operating activities	(1,662,330)	(234,156)

Investing activities
Purchase of property and equipment	(9,065)	(1,015)
Net cash used in investing activities	(9,065)	(1,015)

Financing activities
Payments for deferred offering costs	-	(124,824)
Proceeds from issuance of loans from related parties	232,193	11,506
Proceeds from subscription advance	300,000	-
Payments of notes payable	(316,920)	-
Net cash used in financing activities	215,273	(113,318)

Net decrease in cash	(1,456,122)	(348,489)
Cash and cash equivalents at beginning of period	2,016,611	393,194
Cash and cash equivalents at the end of period	$560,489	$44,705

Supplementary cash flow disclosure
Interest paid	$29,379	$706
Unpaid deferred offering costs	$-	$204,060

The accompanying notes are an integral part of these unaudited condensed financial statements.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

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

Liquidity

The Company has incurred losses and negative cash flows from operations. From October 17, 2022 (the date of the acquisition) through December 31, 2024, the Company has financed its operations primarily through investor funding. As of December 31, 2024, the Company had cash of $560,489, a net loss of $1,861,109 for the six months ended December 31, 2024, and cash used in operating activities of $1,662,330. In accordance with Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern, management is required to perform a two-step analysis over the Company’s ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date the financial statements are issued. If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt.

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

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

The accompanying financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements as of and for the three and six months ended December 31, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The interim financial statements are condensed and should be read in conjunction with the Company’s latest annual audited 2024 financial statements, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on September 20, 2024 (the “Form 10-K”). The results of operations for interim periods are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2025 or for any other future annual or interim period.

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

Inventory

Inventory consists of parts, work in progress and finished goods. The Company values parts and finished goods at the lower of the actual costs or net realizable value. The Company values work in progress at cost. The Company periodically reviews inventory for obsolete and potentially impaired items. As of December 31, 2024 and June 30, 2024, the Company had an allowance for inventory obsolescence of $15,574 and $14,790, respectively.

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

DECEMBER 31, 2024 AND 2023

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

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

Net Loss per Share of Common Stock

Basic net loss per class A and class B common share is calculated by dividing the net loss distributed to class A and class B, respectively, by the weighted-average number of common shares of each respective class outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options, warrants and convertible debt are considered to be potentially dilutive securities. As of December 31, 2024 and June 30, 2024, there were 3,382,500 of potential common stock equivalents excluded from the diluted loss per share calculations as their effect is anti-dilutive. Because the Company has reported a net loss for the three and six months ended December 31, 2024 and 2023, diluted net loss per common share is the same as basic net loss per common share for such periods.

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

3.	Disaggregated Revenue

The following table disaggregates revenue by product category for the following periods:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Janitorial and Sanitation	$215,154	$259,305	$556,516	$569,359
Ice System	8,995	1,114	11,134	3,585
Commercial and Residential Laundry	9,391	-	14,155	1,400
Other	23,729	(2,043)	40,363	9,746
Total revenue	$257,269	$258,406	$622,168	$584,090

The “Other” category of revenue consists primarily of sales of parts, accessories, shipping and handling, and equipment rental income.

4.	Accounts Receivable, net

Accounts receivable, net consists of the following at:

	December 31, 2024	June 30, 2024
Trade accounts receivable	$465,177	$469,821
Allowance for doubtful accounts	(25,803)	(2,535)
Total accounts receivable, net	$439,374	$467,286

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

5.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following at:

	December 31, 2024	June 30, 2024
Prepaid inventory parts	$3,004	$5,277
Prepaid insurance	29,633	32,943
Prepaid certification and fees	161,960	3,172
Prepaid other	27,366	13,973
Total prepaid expenses and other current assets	$221,963	$55,365

6.	Inventory

Inventory consists of the following at:

	December 31, 2024	June 30, 2024
Parts	$467,572	$503,004
Finished goods	266,630	184,112
Inventory reserve	(15,574)	(14,790)
Total inventory, net	$718,628	$672,326

The Company values inventory at the balance sheet date using the weighted average method. The Company adjusted the inventory reserve to $15,574 at December 31, 2024 from $14,790 at June 30, 2024.

7.	Intangible Assets

Intangible assets consist of the following at:

	December 31, 2024	June 30, 2024
Technology	$600,000	$600,000
Customer relationships	570,000	570,000
Trademarks	580,000	580,000
Total	1,750,000	1,750,000
Less: accumulated amortization	(340,075)	(263,077)
Total intangible assets, net	$1,409,925	$1,486,923

The Company holds 14 patents, which are included in technology. These patents cover the functions of the Company’s products that allow its machines to produce the ozone in the form of nanobubbles.

Amortization expense related to intangibles was $38,499 for each of the three months ended December 31, 2024 and 2023, and $76,998 for each of the six months ended December 31, 2024 and 2023, respectively.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

8.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at:

	December 31, 2024	June 30, 2024
Accounts payable	$239,498	$176,077
Accrued interest	103,283	23,113
Accrued payroll and related expenses	36,610	59,943
Accrued pending litigation (Note 14)	108,242	108,242
Warranty reserve	73,664	96,636
Accrued severance	-	70,000
Accrued legal	20,000	32,259
Other accrued expenses	13,763	7,686
Total accounts payable and other accrued expenses	$595,060	$573,956

9.	Subscription Advance

In December 2024, the Company received an aggregate of $300,000 from two investors who entered into subscription agreements in January 2025 in connection with the unit offering described under Note 15. Since such funds were delivered prior to execution of the subscription agreements, the Company recorded such funds as a subscription advance.

10.	Debt

Promissory Notes

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

On May 31, 2024, Burlington and Walker Water LLC (“WW”) entered into an allonge, assignment and agreement (the “Burlington Assignment Agreement”), pursuant to which Burlington agreed to transfer $633,840 of the note to WW. The Burlington Assignment Agreement also provided that the Company make a payment of $900,000 on May 31, 2024 to Burlington to reduce the principal amount of the note by $480,667 and pay the outstanding accrued interest of $419,333 in full. Also on May 31, 2024, the Company issued an amended and restated promissory note to Burlington (the “Burlington Note”). The Burlington Note has a new principal amount of $2,366,160, accrues interest at 8.5% per annum from October 17, 2022 (the date of the original note), which shall increase to 10% upon an event of default, and requires quarterly payments in the amount of $100,000 over the course of the next two and a half years, with a final payment of $1,396,881 due on April 1, 2027. The Burlington Note may be prepaid at any time with no pre-payment penalty and contains customary events of default for a note of this type. As of December 31, 2024, the outstanding principal balance of the Burlington Note is $1,885,493 and it has an accrued interest balance of $95,715.

Pursuant to the Burlington Assignment Agreement, the Company also issued a promissory note to WW in the principal amount of $633,840 (the “WW Note”). The WW Note accrued interest at 8.5% per annum from October 17, 2022 (the date of the original note), which shall increase to 10% upon an event of default, and was due on December 31, 2024.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

On December 24, 2024, the Company entered into a note assignment and cancellation agreement (the “WW Assignment Agreement”) with WW, Gary Hollst, the Company’s Chief Revenue Officer, and Gary Rohwer, a third party, pursuant to which WW assigned half of its right, title and interest in and to the WW Note to Garry Hollst and the remaining half to Gary Rohwer. Accordingly, the WW Note was cancelled and the Company issued a promissory note in the principal amount of $316,920 to Gary Hollst (the “Hollst Note”) and a promissory note in the principal amount of $316,920 and accrued interest of $15,714 to Gary Rohwer (the “Rohwer Note”).

The Hollst Note is due and payable on May 31, 2025 and does not accrue interest; provided that upon an event of default (as defined in the Hollst Note), interest shall accrue at a rate of 10% per annum. The Hollst Note may be prepaid at any time with without premium or penalty, is unsecured, and contains customary events of default for a loan of this type. As of December 31, 2024, the outstanding principal balance of the Hollst Note is $316,920 and it has accrued interest of $0.

The Rohwer Note was due and payable on December 31, 2024. On December 30, 2024, the Company repaid the Rohwer Note in full.

Line of Credit

On June 28, 2024, the Company entered into a loan agreement with Arbor Bank for a revolving line of credit in the amount of $100,000 with a variable interest rate tied to the U.S. Prime Rate. Monthly payments of accrued interest are due beginning July 28, 2024. The principal and any outstanding accrued interest are due in full on June 28, 2025. As of December 31, 2024, there was no outstanding principal on this line of credit, and no required accrued interest.

11.	Related Party Transactions

As of December 31, 2024 and June 30, 2024, the Company had a short term amount due to Clayton Adams, its Chief Executive Officer and founder, in the amount of $48,086 and $91,119, respectively, for operational expenses paid by a credit card in his name. The Company has a verbal agreement with Mr. Adams to pay the credit card charges directly to the issuing financial institution as they become due and is current on these payments.

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

On July 27, 2023, the Company agreed to purchase approximately $105,000 worth of inventory from Nebraska C. Ozone, LLC, a related party business owned by Lisa Roskens, a significant stockholder and the principal officer of Burlington, due to an open purchase order that the Company’s predecessor had with an inventory vendor that was not included in the liabilities assumed from the predecessor per the terms of the acquisition purchase agreement. The inventory is to be purchased as needed, consistent with other inventory purchases. However, if the entire $105,000 amount is not purchased by March 31, 2024, the balance at that date begins accruing interest at a rate of seven percent (7%) per annum until it is paid in full. As of December 31, 2024, the Company has not purchased any of the inventory and as such, has an accrued interest balance of $6,177.31.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

On March 26, 2024, the Company entered into a loan agreement with Clayton Adams, a significant stockholder, pursuant to which the Company issued a revolving credit note to Mr. Adams in the principal amount of up to $500,000. Pursuant to the loan agreement and note, Mr. Adams agreed to provide advances to the Company upon request during the period commencing on April 25, 2024 and continuing until the second anniversary of such date, which is referred to as the maturity date. This note accrues simple interest on the outstanding principal amount at the rate of 8% per annum, with all principal and interest due on the maturity date; provided that upon an event of default (as defined in the note), such rate shall increase to 13%. The Company may prepay the note at any time without penalty or premium. The note is unsecured and contains customary events of default for a loan of this type. As of December 31, 2024, no advances have been made and the principal amount of this note is $0.

On December 24, 2024, the Company issued a 20% original issue discount promissory note in the principal amount of $415,241 to Clayton Adams, the Company’s Chief Executive Officer. The note is due and payable on June 30, 2025 and accrues interest at a rate of 8% per annum; provided that upon an event of default (as defined in the note), such interest rate shall increase to 15% per annum. The note may be prepaid at any time without premium or penalty, is unsecured, and contains customary events of default for a loan of this type. The Company received cash from Mr. Adams on December 24, 2024 in the amount of $232,193 and recorded a related party receivable in the amount of $100,000 for the remaining cash to be received in January 2025. As of December 31, 2024, the outstanding principal balance of this note is $336,802, has a discount balance of $78,439 and it has accrued interest of $874.

Please also see the description of the Hollst Note under Note 10 above.

12.	Stockholders’ Equity

Series Seed Preferred Stock

For the Six Months Ended December 31, 2023

On July 16, 2023, 1,000,000 shares of series seed preferred stock were converted into 1,000,000 shares of class A common stock.

As of December 31, 2023, 3,000,000 shares of series seed preferred stock were issued and outstanding.

For the Six Months Ended December 31, 2024

No shares of Series Seed Preferred Stock existed during the six months ended December 31, 2024.

Common Stock

For the Six Months Ended September 30, 2023

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

As of December 31, 2023, there were 350,000 shares of class A common stock and 3,105,940 shares of class B common stock issued and outstanding.

For the Six Months Ended September 30, 2024

On July 12, 2024, the Company issued 5,000 shares of class B common stock upon vesting of a restricted stock unit award granted under the Company’s 2022 Equity Incentive Plan, as amended (the “Plan”).

On September 19, 2024, the Company issued 4,166 shares of class B common stock upon vesting of a restricted stock unit award granted under the 2022 Plan.

On October 19, 2024, the Company issued 4,166 shares of class B common stock upon vesting of a restricted stock unit award granted under the 2022 Plan.

On October 30, 2024, 270,000 shares of class A common stock were converted into 270,000 shares of class B common stock.

On November 19, 2024, the Company issued 4,166 shares of class B common stock upon vesting of a restricted stock unit award granted under the 2022 Plan.

On December 18, 2024, the Company issued 18,000 shares of class B common stock upon vesting of a restricted stock unit award granted under the 2022 Plan.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

On December 19, 2024, the Company issued 4,166 shares of class B common stock upon vesting of a restricted stock unit award granted under the 2022 Plan.

As of December 31, 2024, there were no shares of class A common stock and 8,270,583 shares of class B common stock issued and outstanding.

Stock Options

No options were issued during the six months ended December 31, 2024.

Warrants

No warrants were issued during the six months ended December 31, 2024.

Restricted Stock Awards

On September 19, 2024, the Company granted a restricted stock unit award under the 2022 Plan for 295,000 shares of class B common stock, of which 150,000 shares will vest in equal parts over the course of thirty-six (36) months, with 1/36th vesting each month commencing on the grant date and thereafter on the same day of the month as the grant date, and the remaining shares will vest as the Company achieves certain sales targets in a twelve-month period.

Stock-based Compensation

Total stock compensation expense for the three months ended December 31, 2024 and 2023 was $149,403 and $44,012, respectively, and total stock compensation expense for the six months ended December 31, 2024 and 2023 was $331,802 and $107,972, respectively. As of December 31, 2024, total unrecognized stock compensation expense was $864,972 with the weighted average period over which it is expected to be recognized of 1.94 years.

13.	Net loss per share

The following tables set forth the computation of basic and dilutive net loss per share of common stock:

	Three Months Ended December 31,
	2024		2023
Basic and Diluted Net Loss Per Share	Class A	Class B	Class A	Class B
Numerator
Allocation of undistributed loss	$-	$(1,005,030)	$(34,919)	$(309,880)
Denominator
Weighted average number of shares used in per share computation	-	8,167,426	350,000	3,105,940
Basic and diluted net loss per share	$-	$(0.12)	$(0.10)	$(0.10)

	Six Months Ended December 31,
	2024		2023
Basic and Diluted Net Loss Per Share	Class A	Class B	Class A	Class B
Numerator
Allocation of undistributed loss	$-	$(1,861,109)	$(91,961)	$(690,132)
Denominator
Weighted average number of shares used in per share computation	-	8,063,609	396,721	2,977,251
Basic and diluted net loss per share	$-	$(0.23)	$(0.23)	$(0.23)

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

14.	Commitments and Contingencies

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

Leases

The Company has a non-cancellable operating lease commitment for its office facility expiring in 2028. Rent expense totaled $40,416 and $28,813 for the three months ended December 31, 2024 and 2023, respectively, $80,832 and $57,626 for the six months ended December 31, 2024 and 2023, respectively.

The following table discloses the lease cost, discount rate, and remaining lease term for operating leases as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Operating lease cost	$80,832	$57,626
Remaining lease term	3.2 years	4.2 years
Discount rate	6.56%	6.00%

The discount rate was determined using the Company’s external debt and was adjusted for collateralization, term and lease amount.

The following table discloses the undiscounted cash flows on an annual basis and a reconciliation of the undiscounted cash flows of operating lease liabilities recognized in the balance sheet as of December 31, 2024:

Year Ended June 30,
2025 (remainder)	$82,247
2026	167,226
2027	171,407
2028	116,160
Total undiscounted cash flows	537,040
Less amount representing interest	(51,246)
Present value of lease liabilities	485,794
Less current portion	(138,321)
Noncurrent lease liabilities	$347,474

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

15.	Subsequent Events

On January 2, 2025, the Company issued 20,000 shares of class B common stock pursuant to the terms of a separation agreement with the Company’s former Chief Executive Officer.

On January 2, 2025, the Company granted a restricted stock unit award under the 2022 Plan for 200,000 shares of class B common stock, of which 75,000 shares vested immediately and the remaining shares will vest quarterly over three years.

On January 19, 2025, the Company issued 4,166 shares of class B common stock upon vesting of a restricted stock unit award granted under the 2022 Plan.

On January 27, 2025, Clayton Adams entered into a note sale assignment and cancellation agreement with Travis Buchanan, the Company’s President, pursuant to which Mr. Adams sold and assigned $125,000 of the 20% original issue discount promissory note in the principal amount of $415,241.25 issued to Mr. Adams on December 24, 2024 (see Note 11) to Mr. Buchanan for a purchase price of $100,000. Following such assignment, the Company issued a 20% original issue discount promissory note in the principal amount of $125,000 to Mr. Buchanan and a 20% original issue discount promissory note in the principal amount of $290,241.25 to Mr. Adams. These notes are due and payable on June 30, 2025 and accrue interest at a rate of 8% per annum; provided that upon an event of default (as defined in the notes), such interest rate shall increase to 15% per annum. The notes may be prepaid at any time without premium or penalty, are unsecured, and contain customary events of default for loans of this type.

In January 2025, the Company launched a unit offering pursuant to which the Company is offering to accredited investors, in a private placement transaction, up to 266,667 units, at a purchase price of $7.50 per unit, for gross proceeds of up to $2,000,000; provided that the Company may increase the offering to 533,333 units for gross proceeds of up to $4,000,000 if there are oversubscriptions. Each unit consists of a 12% unsecured promissory note in the principal amount of $7.50 and a warrant to purchase one share of class B common stock at an exercise price equal to the last closing price prior to the closing date; provided that such exercise price shall not exceed $1.50. The closing will occur, at the Company’s discretion, on or before March 1, 2025, at which time the Company will issue the notes and the warrants. Until closing, all subscription funds received by the Company will be held in a segregated account. The notes will bear interest at a rate of twelve percent (12%) per annum, payable quarterly, and will be due on the second anniversary of the date of issuance. The notes will provide that they may be prepaid at any time without premium or penalty, will be unsecured, and will contain customary events of default for loans of this type. The warrants will have a five-year term and will be exercisable on a cashless basis if the underlying shares are not freely tradable. In January 2025, the Company entered into subscription agreements with two accredited investors for the purchase of an aggregate of 53,334 units for an aggregate subscription price of $400,000.

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

Recent Developments

On January 27, 2025, Clayton Adams, our Chief Executive Officer, entered into a note sale assignment and cancellation agreement with Travis Buchanan, our President, pursuant to which Mr. Adams sold and assigned $125,000 of the 20% original issue discount promissory note in the principal amount of $415,241.25 issued to Mr. Adams on December 24, 2024 to Mr. Buchanan for a purchase price of $100,000. Following such assignment, we issued a 20% original issue discount promissory note in the principal amount of $125,000 to Mr. Buchanan and a 20% original issue discount promissory note in the principal amount of $290,241.25 to Mr. Adams. These notes are due and payable on June 30, 2025 and accrue interest at a rate of 8% per annum; provided that upon an event of default (as defined in the notes), such interest rate shall increase to 15% per annum. The notes may be prepaid at any time without premium or penalty, are unsecured, and contain customary events of default for loans of this type.

In January 2025, we launched a unit offering pursuant to which we are offering to accredited investors, in a private placement transaction, up to 266,667 units, at a purchase price of $7.50 per unit, for gross proceeds of up to $2,000,000; provided that we may increase the offering to 533,333 units for gross proceeds of up to $4,000,000 if there are oversubscriptions. Each unit consists of a 12% unsecured promissory note in the principal amount of $7.50 and a warrant to purchase one share of class B common stock at an exercise price equal to the last closing price prior to the closing date; provided that such exercise price shall not exceed $1.50. The closing will occur, at our discretion, on or before March 1, 2025, at which time we will issue the notes and the warrants. Until closing, all subscription funds received by us will be held in a segregated account. The notes will bear interest at a rate of twelve percent (12%) per annum, payable quarterly, and will be due on the second anniversary of the date of issuance. The notes will provide that they may be prepaid at any time without premium or penalty, will be unsecured, and will contain customary events of default for loans of this type. The warrants will have a five-year term and will be exercisable on a cashless basis if the underlying shares are not freely tradable. In January 2025, we entered into subscription agreements with two accredited investors for the purchase of an aggregate of 53,334 units for an aggregate subscription price of $400,000.

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

Results of Operations

Comparison of Three Months Ended December 31, 2024 and 2023

The following table sets forth key components of our results of operations for the three months ended December 31, 2024 and 2023, both in dollars and as a percentage of our revenue.

	Three Months Ended December 31,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$257,269	100.00%	$258,406	100.00%
Cost of sales	195,258	75.90%	131,737	50.98%
Gross profit	62,011	24.10%	126,669	49.02%
Operating expenses:
General and administrative	911,173	354.17%	320,322	123.96%
Advertising expense	74,905	29.12%	24,631	9.53%
Depreciation and amortization expense	39,928	15.52%	38,646	14.96%
Loss from operations	(963,995)	(374.70)%	(256,930)	(99.43)%
Interest expense, net	41,035	15.95%	87,869	34.00%
Net loss	$(1,005,030)	(390.65)%	$(344,799)	(133.43)%

Revenue. We generate revenue from sales of our cleaning products. Our revenue decreased by $1,137, or 0.44%, to $257,269 for the three months ended December 31, 2024 from $258,406 for the three months ended December 31, 2023. The decrease is primarily due additional discounts for our products that we offered to certain large customers.

Cost of sales. Our cost of sales consists of raw materials, components and labor. Our cost of sales increased by $63,521, or 48.22%, to $195,258 for the three months ended December 31, 2024 from $131,737 for the three months ended December 31, 2023. As a percentage of revenue, cost of sales increased from 50.98% for the three months ended December 31, 2023 to 75.90% for the three months ended December 31, 2024. This increase was primarily due to an increase in sales and increase in demo expenses due to a change in sales strategy of providing customers considering large orders demonstration equipment at no cost. Additionally, a business decision was made to sell $46,000 of inventory at cost to a former customer placing their first purchase order in over 9 months.

Gross profit. As a result of the foregoing, our gross profit decreased by $64,658, or 51.04%, to $62,011 for the three months ended December 31, 2024 from $126,669 for the three months ended December 31, 2023. As a percentage of revenue, gross profit decreased from 49.02% for the three months ended December 31, 2023 to 24.10% for the three months ended December 31, 2024.

General and administrative expenses. Our general and administrative expenses consist primarily of personnel expenses, including employee salaries and bonuses plus related payroll taxes, stock based compensation expense, professional advisor fees, bad debts, rent expense, insurance and other expenses incurred in connection with general operations. Our general and administrative expenses increased by $590,851, or 184.46%, to $911,173 for the three months ended December 31, 2024 from $320,322 for the three months ended December 31, 2023. As a percentage of revenue, our general and administrative expenses increased from 123.96% for the three months ended December 31, 2023 to 354.17% for the three months ended December 31, 2024. This increase was primarily due to $149,403 stock compensation expense, $111,098 of additional wage and benefit expense related to the addition of three employees, $224,135 of additional professional fees such as accounting and legal, and a $69,101 increase in director and officer insurance.

Advertising expenses. Our advertising expenses consist of vendor trade shows and various trade publications. Our advertising expenses increased by $50,274, or 204.11%, to $74,905 for the three months ended December 31, 2024 from $24,631 for the three months ended December 31, 2023. As a percentage of revenue, our advertising expenses increased from 9.53% for the three months ended December 31, 2023 to 29.12% for the three months ended December 31, 2024. Such an increase was primarily due to a significant increase in our public relations activities.

Depreciation and amortization expense. We incurred depreciation and amortization expense of $39,928, or 15.52% of revenue, for the three months ended December 31, 2024, as compared to $38,646, or 14.96% of revenue, for the three months ended December 31, 2023.

Interest expense, net. We incurred interest expense, net, of $41,035, or 15.95% of revenue, for the three months ended December 31, 2024, as compared to $87,869, or 34.00% of revenue, for the three months ended December 31, 2023. The decrease is primarily due to interest expense for the 2024 period being offset by interest income of $7,256 from an interest-bearing money market account opened in the fourth quarter of fiscal 2024.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $1,005,030 for the three months ended December 31, 2024, as compared to $344,799 for the three months ended December 31, 2023, an increase in loss of $660,231, or 191.48%.

Comparison of Six Months Ended December 31, 2024 and 2023

The following table sets forth key components of our results of operations for the six months ended December 31, 2024 and 2023, both in dollars and as a percentage of our revenue.

	Six Months Ended December 31,
	2024		2023
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$622,168	100.00%	$584,090	100.00%
Cost of sales	374,657	60.22%	284,312	48.68%
Gross profit	247,511	39.78%	299,778	51.32%
Operating expenses:
General and administrative	1,827,387	293.71%	830,196	142.13%
Advertising expense	121,114	19.47%	25,455	4.36%
Depreciation and amortization expense	79,750	12.82%	77,208	13.22%
Loss from operations	(1,780,740)	(286.22)%	(633,081)	(108.39)%
Interest expense, net	80,369	12.92%	149,012	25.51%
Net loss	$(1,861,109)	(299.13)%	$(782,093)	(133.90)%

Revenue. Our revenue increased by $38,078, or 6.52%, to $622,168 for the six months ended December 31, 2024 from $584,090 for the six months ended December 31, 2023. The increase is primarily due to an increase in sales with our largest customer, representing an 80% increase for the comparable six month period.

Cost of sales. Our cost of sales increased by $90,345, or 31.78%, to $374,657 for the six months ended December 31, 2024 from $284,312 for the six months ended December 31, 2023. As a percentage of revenue, cost of sales increased from 48.68% for the six months ended December 31, 2023 to 60.22% for the six months ended December 31, 2024. This increase was primarily due to an increase in sales and increase in demo expenses due to a change in sales strategy of providing customers considering large orders demonstration equipment at no cost. Additionally, a business decision was made to sell $46,000 of inventory at cost to a former customer placing their first purchase order in over 9 months.

Gross profit. As a result of the foregoing, our gross profit decreased by $52,267, or 17.44%, to $247,511 for the six months ended December 31, 2024 from $299,778 for the six months ended December 31, 2023. As a percentage of revenue, gross profit decreased from 51.32% for the six months ended December 31, 2023 to 39.78% for the six months ended December 31, 2024.

General and administrative expenses. Our general and administrative expenses increased by $997,191, or 120.12%, to $1,827,387 for the six months ended December 31, 2024 from $830,196 for the six months ended December 31, 2023. As a percentage of revenue, our general and administrative expenses increased from 142.13% for the six months ended December 31, 2023 to 293.71% for the six months ended December 31, 2024. This increase was primarily due to $223,833 stock compensation expense, a $470,804 increase in professional and consulting fees, and a $138,304 increase in director and officer insurance.

Advertising expenses. Our advertising expenses increased by $95,659, or 375.80%, to $121,114 for the six months ended December 31, 2024 from $25,455 for the six months ended December 31, 2023. As a percentage of revenue, our advertising expenses increased from 4.36% for the six months ended December 31, 2023 to 19.47% for the six months ended December 31, 2024. Such an increase was primarily due to a significant increase in our public relations activities.

Depreciation and amortization expense. We incurred depreciation and amortization expense of $79,750, or 12.82% of revenue, for the six months ended December 31, 2024, as compared to $77,208, or 13.22% of revenue, for the six months ended December 31, 2023.

Interest expense, net. We incurred interest expense, net, of $80,369, or 12.92% of revenue, for the six months ended December 31, 2024, as compared to $149,012, or 25.51% of revenue, for the six months ended December 31, 2023. The decrease is primarily due to interest expense for the 2024 period being offset by interest income of $24,409 from an interest-bearing money market account opened in the fourth quarter of fiscal 2024.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $1,861,109 for the six months ended December 31, 2024, as compared to $782,093 for the six months ended December 31, 2023, an increase in loss of $1,079,016, or 137.97%.

Liquidity and Capital Resources

Our company has incurred losses and negative cash flows from operations. From October 17, 2022 (the date of the acquisition) through December 31, 2024, we have financed our operations primarily through private investor funding and an initial public offering. As of December 31, 2024, we had cash and cash equivalents of $560,489, a net loss for the six months ended December 31, 2024 of $1,861,109 and cash used in operating activities of $1,662,330.

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

We will be dependent upon the raising of additional capital through equity and/or debt financing in order to implement our business plan and generate sufficient revenue in excess of costs. If we raise additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock. If we raise additional funds by issuing debt, we may be subject to limitations on its operations, through debt covenants or other restrictions. There is no assurance that we will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on our financial condition. The accompanying financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern.

The accompanying financial statements have been prepared on a going concern basis under which our company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the nine months ended December 31, 2024.

	Six months Ended December 31,
	2024	2023
Net cash used in operating activities	$(1,662,330)	$(234,156)
Net cash used in investing activities	(9,065)	(1,015)
Net cash provided by (used in) financing activities	215,273	(113,318)
Net decrease in cash	(1,456,122)	(348,489)
Cash at beginning of period	2,016,611	393,194
Cash at end of period	$560,489	$44,705

Net cash used in operating activities was $1,662,330 for the six months ended December 31, 2024, as compared to $234,156 for the six months ended December 31, 2023. For the six months ended December 31, 2024, our net loss of $1,861,109, offset by stock-based compensation of $331,802, were the primary drivers of net cash used in operating activities. For the six months ended December 31, 2023, our net loss of $782,093, offset by a non-cash interest expense of $141,211 and stock-based compensation of $107,972, were the primary drivers of net cash used in operating activities.

Net cash used in investing activities was $9,065 for the six months ended December 31, 2024, as compared to $1,015 for the nine months ended December 31, 2023. The net cash used in investing activities for both periods consisted entirely of purchases of property and equipment.

Net cash provided by financing activities was 215,273 for the six months ended December 31, 2024, as compared to net cash used in financing activities of $113,318 for the six months ended December 31, 2023. Net cash provided by financing activities for the six months ended December 31, 2024 consisted of proceeds from an advance on subscription of $300,000 and proceeds from the issuance of related party notes of $232,193, offset by payments of notes payable of $316,920, , while net cash used in financing activities for the six months ended December 31, 2023 consisted of payments for deferred offering costs of $124,824, offset by proceeds from the issuance of loans from related parties of $11,506.

Debt

Please see Notes 10 and 11 to our unaudited condensed financial statements above for a description of the terms of our outstanding debt.

Contractual Obligations

Our principal commitments consist mostly of obligations under the loans described in Notes 10 and 11 to our unaudited condensed financial statements above. We also have a non-cancellable operating lease commitment for our office facility expiring in 2028 as described in Note 14 to the unaudited condensed financial statements above. Other than the foregoing, at December 31, 2024, we did not have other long-term debt obligations, capital (finance) lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected on our statements of financial position.

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

Changes in Internal Control over Financial Reporting

In preparing our financial statements as of and for the three months ended December 31, 2024, management identified material weaknesses in our internal control over financial reporting. The material weaknesses we identified related to (1) the lack of a sufficient number of trained professionals with the expertise to design, implement, and execute a formal risk assessment process and formal accounting policies, procedures, and controls over accounting and financial reporting to ensure the timely and accurate recording of financial transactions while maintaining a segregation of duties; and (2) the lack of a sufficient number of trained professionals with the appropriate U.S. GAAP technical expertise to identify, evaluate, and account for complex transactions and review valuation reports prepared by external specialists.

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

In accordance with the provisions of the JOBS Act, we and our independent registered public accounting firm were not required to, and did not, perform an evaluation of our internal control over financial reporting as of December 31, 2024. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act.

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

On August 20, 2024, Matthew Atkinson, our former Chief Executive Officer and a significant stockholder, filed a complaint against our company in the District Court of Douglas County, Nebraska. In his complaint, he alleges that we failed to pay him compensation in the amount of $123,625.76, unreimbursed expenses in the amount of $1,815.25, and accrued and unpaid vacation in the amount of $6,153.84, or $131,594.85 in the aggregate. He alleges that we are obligated to pay him these amounts under an executive employment agreement between him and our company, and that he had become entitled to these amounts before he resigned his employment in February 2024. Based on these allegations, Mr. Atkinson asserts in his complaint causes of action for violation of the Nebraska Wage Payment and Collection Act, or the Act, breach of contract, and promissory estoppel. His complaints asks for a judgment that: (a) awards him damages in amount to be proved at trial but no less than $131,594.85, (b) assesses a penalty against our company pursuant to the Act in the amount of $263,189.70, and (c) awards Mr. Atkinson an amount for his reasonable costs and attorney’s fees incurred in litigating this matter and pre- and post-judgment interest. On November 25, 2024, Mr. Atkinson filed an amended complaint to add our Chief Executive Officer, Clayton Adams, and Chief Financial Officer, David Enholm, as defendants.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any unregistered equity securities during the three months ended December 31, 2024 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any shares of our common stock during the three months ended December 31, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of CleanCore Solutions, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on October 10, 2023)
3.2	Bylaws of CleanCore Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on October 10, 2023)
4.1	Class B Common Stock Purchase Warrant issued to Boustead Securities, LLC on April 30, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 1, 2024)
10.1	Note Cancellation and Assignment Agreement, dated December 24, 2024, among Walker Water, LLC, CleanCore Solutions, Inc., Garry Hollst and Gary Rohwer (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on December 31, 2024)
10.2	Promissory Note issued by CleanCore Solutions, Inc. to Garry Hollst on December 24, 2024 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 31, 2024)
10.3	Promissory Note issued by CleanCore Solutions, Inc. to Garry Rohwer on December 24, 2024 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on December 31, 2024)
10.4	20% Original Issue Discount Promissory Note issued by CleanCore Solutions, Inc. to Clayton Adams on December 24, 2024 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on December 31, 2024)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 14, 2025	CLEANCORE SOLUTIONS, INC.

/s/ Clayton Adams
	Name:	Clayton Adams
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ David Enholm
	Name:	David Enholm
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)