Form 10-Q
period 2025-03-31
CleanCore Solutions, Inc.
filed 2025-05-14
CIK 1956741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

or

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

As of May 13, 2025, there were 8,480,037 shares of class B common stock of the registrant issued and outstanding.

CleanCore Solutions, Inc.

Quarterly Report on Form 10-Q

 Period Ended March 31, 2025

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CLEANCORE SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLEANCORE SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	June 30, 2024
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$796,843	$2,016,611
Accounts receivable, net	576,147	467,286
Inventory, net	734,527	672,326
Prepaid expenses and other current assets	206,348	55,365
Total current assets	2,313,865	3,211,588
Property and equipment, net	25,248	10,572
Right of use assets	427,830	524,818
Intangibles, net	1,371,426	1,486,923
Goodwill	2,237,910	2,237,910
Other assets	9440	9,440
Total assets	$6,385,719	$7,481,251
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$678,717	$573,956
Deferred revenue	-	10,395
Lease liability - current	141,627	131,887
Subscription advance	1,000,000	-
Note payable - current	566,965	698,149
Note payable - related party	363,220	-
Due to related parties	43,025	91,119
Total current liabilities	2,793,554	1,505,506
Lease liability – non-current	310,937	418,104
Note payable – non-current	1,635,448	1,821,184
Total liabilities	4,739,939	3,744,794

Commitments and contingencies (Note 14)

Stockholders’ Equity
Class A Common Stock; $0.0001 par value, 50,000,000 shares authorized; 0 and 270,000 shares issued and outstanding as of March 31, 2025 and June 30, 2024, respectively	-	27
Class B Common Stock; $0.0001 par value, 250,000,000 shares authorized; 8,378,081 and 7,960,919 shares issued and outstanding as of March 31, 2025 and June 30, 2024, respectively	838	796
Additional paid-in capital	11,620,357	11,040,583
Accumulated deficit	(9,975,415)	(7,304,949)
Total stockholders’ equity	1,645,780	3,736,457
Total liabilities and stockholders’ equity	$6,385,719	$7,481,251

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CLEANCORE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Revenue, net	$557,915	$313,920	$1,180,083	$898,010
Cost of sales (exclusive of depreciation shown separately below)	246,783	173,184	621,441	457,495
Gross profit	311,132	140,736	558,642	440,515
Operating expenses:
General and administrative	968,264	520,899	2,863,998	1,351,097
Advertising expense	19,743	17,737	72,515	43,191
Depreciation and amortization expense	39,928	38,677	119,678	115,885
Loss from operations	(716,803)	(436,577)	(2,497,549)	(1,069,658)
Interest expense, net	92,551	84,093	172,920	233,105
Net loss	$(809,354)	$(520,670)	$(2,670,469)	$(1,302,763)

Net loss per share of Class A and Class B stock, basic and diluted	$(0.10)	$(0.11)	$(0.33)	$(0.34)
Weighted average shares used in computing net loss per Class A share, basic and diluted	-	231,319	-	341,788
Weighted average shares used in computing net loss per Class B share, basic and diluted	8,370,273	4,405,940	8,164,342	3,451,743

The accompanying notes are an integral part of these condensed consolidated unaudited financial statements.

CLEANCORE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three and Nine Months Ended March 31, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2024	270,000	$27	7,960,919	$796	$11,040,583	$(7,304,949)	$3,736,457
Issuance of class B common stock upon vesting of restricted stock units – 2022 Equity Incentive Plan	-	-	9,166	1	21,514	-	21,515
Stock based compensation – 2022 Equity Incentive Plan	-	-	-	-	160,885	-	160,885
Net loss for the period	-	-	-	-	-	(856,082)	(856,082)
Balance at September 30, 2024	270,000	$27	7,970,085	$797	$11,222,982	$(8,161,031)	$3,062,775
Conversion of class A common stock into class B common stock	(270,000)	(27)	270,000	27	-	-	-
Issuance of class B common stock upon vesting of restricted stock units – 2022 Equity Incentive Plan	-	-	30,498	3	68,164	-	68,167
Stock based compensation – 2022 Equity Incentive Plan	-	-	-	-	81,236	-	81,236
Net loss for the period	-	-	-	-	-	(1,005,030)	(1,005,030)
Balance at December 31, 2024	-	$-	8,270,583	$827	$11,372,382	$(9,166,061)	$2,207,148
Issuance of class B common stock under separation agreement	-	-	20,000	2	55,313	-	55,315
Issuance of class B common stock upon vesting of restricted stock units – 2022 Equity Incentive Plan	-	-	87,498	9	127,076	-	127,085
Stock based compensation – 2022 Equity Incentive Plan	-	-	-	-	47,564	-	47,564
Modification of related party debt	-	-	-	-	18,022	-	18,022
Net loss for the period	-	-	-	-	-	(809,354)	(809,354)
Balance at March 31, 2025	-	$-	8,378,081	$838	$11,620,357	$(9,975,415)	$1,645,780

	For the Three and Nine Months Ended March 31, 2024
	Series Seed Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2023	4,000,000	$400	660,000	$66	1,795,940	$180	$6,768,775	$(5,023,207)	$1,746,214
Conversion of class A common stock into class B common stock	-	-	(1,310,000)	(131)	1,310,000	131	-	-	-
Conversion of series seed preferred stock into class A common stock	(1,000,000)	(100)	1,000,000	100	-	-	-	-	-
Stock based compensation – 2022 Equity incentive plan	-	-	-	-	-	-	63,960	-	63,960
Net loss for the period	-	-	-	-	-	-	-	(437,294)	(437,294)
Balance at September 30, 2023	3,000,000	$300	350,000	$35	3,105,940	$311	$6,832,735	$(5,460,501)	$1,372,880
Stock based compensation – 2022 Equity incentive plan	-	-	-	-	-	-	44,012	-	44,012
Net loss for the period	-	-	-	-	-	-	-	(344,799)	(344,799)
Balance at December 31, 2023	3,000,000	$300	350,000	$35	3,105,940	$311	6,876,747	(5,805,300)	1,072,093
Conversion of class A common stock into class B common stock	-	-	(2,200,000)	(220)	2,200,000	220	-	-	-
Conversion of series seed preferred stock into class A common stock	(2,000,000)	(200)	2,000,000	200	-	-	-	-	-
Stock based compensation – 2022 Equity Incentive Plan	-	-	-	-	-	-	44,009	-	44,009
Net loss for the period	-	-	-	-	-	-	-	(520,670)	(520,670)
Balance at March 31, 2024	1,000,000	$100	150,000	$15	5,305,940	$531	$6,920,756	$(6,325,970)	$595,432

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANCORE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(2,670,469)	$(1,302,763)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	119,678	115,885
Accretion of note payable discount	31,026	5,250
Non cash interest expense	195,380	223,783
Stock based compensation	561,767	151,981
Non cash lease expense	(437)	5,342
Provision for bad debt and write-off of on uncollectable accounts	82,648	29,923
Changes in operating assets and liabilities:
Accounts receivable	(191,509)	(92,417)
Inventory	(62,201)	(103,569)
Prepaid expenses	(150,982)	94,776
Deferred revenue	(10,395)	-
Due to related parties	(48,094)	-
Accounts payable and accrued liabilities	(90,618)	386,279
Net cash used in operating activities	(2,234,206)	(485,530)

Investing activities
Purchase of property and equipment	(18,857)	(2,138)
Net cash used in investing activities	(18,857)	(2,138)

Financing activities
Payments for deferred offering costs	-	(124,458)
Proceeds from issuance of convertible debt notes	-	225,000
Proceeds from related party loans	332,193	50,014
Proceeds from subscription advance	1,000,000	-
Payments of notes payable	(316,920)	-
Net provided by financing activities	1,015,273	150,556

Net decrease in cash	(1,237,790)	(337,112)
Cash and cash equivalents at beginning of period	2,016,611	393,194
Cash and cash equivalents at the end of period	$778,821	$56,082

Supplementary cash flow disclosure
Interest paid	$7,257	$9,322
Unpaid deferred offering costs	$-	$346,536

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

1. Organization and Business

CC Acquisition Corp. was incorporated in the State of Nevada on August 23, 2022 for the sole purpose of acquiring substantially all of the assets of CleanCore Solutions, LLC, TetraClean Systems, LLC, and Food Safety Technologies, LLC, pursuant to an asset purchase agreement entered into by CC Acquisition Corp. with these three entities and their owners on October 17, 2022. On November 21, 2022, CC Acquisition Corp. changed its name to CleanCore Solutions, Inc. (“CleanCore US”). Since CleanCore US acquired substantially all of the assets of each of CleanCore Solutions, LLC, TetraClean Systems, LLC, and Food Safety Technologies, LLC, the business of these three entities is now operated by CleanCore US.

On January 29, 2025, CleanCore established CleanCore Global Limited (“CleanCore Global,” and together with CleanCore US, the “Company”) as a wholly owned subsidiary in Ireland.

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

Initial Public Offering

On April 30, 2024, the Company closed its initial public offering of 1,250,000 shares of class B common stock at a price to the public of $4.00 per share for gross offering proceeds of $5,000,000 before deducting underwriting discounts, commissions, and offering expenses payable by the Company. After deducting underwriting discounts, commissions and other offering costs, the Company received net proceeds of $3,343,547.

Liquidity

The Company has incurred losses and negative cash flows from operations. From October 17, 2022 (the date of the acquisition) through March 31, 2025, the Company has financed its operations primarily through investor funding. As of March 31, 2025, the Company had cash of $796,843, a net loss of $2,670,469 for the nine months ended March 31, 2025, and cash used in operating activities of $2,234,206. In accordance with Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern, management is required to perform a two-step analysis over the Company’s ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date the financial statements are issued. If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt.

Despite the initial public offering described above, management believes that currently available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. These factors, individually and collectively, indicate that a material uncertainty exists that raises substantial doubt about the Company’s ability to continue as a going concern for 12 months from the date of issuance of these financial statements.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements as of and for the three and nine months ended March 31, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The interim financial statements are condensed and should be read in conjunction with the Company’s latest annual audited 2024 financial statements, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on September 20, 2024 (the “Form 10-K”). The results of operations for interim periods are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2025 or for any other future annual or interim period.

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

Principles of Consolidation

The condensed consolidated financial statements are presented in US dollars and include the accounts of the Company and its majority-owned or controlled subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Risks and Uncertainties

The Company is subject to a number of risks similar to other early-stage companies including, but not limited to, profitability, the need for additional financing to achieve its business strategy, ability to obtain regulatory approval, significant competition, and dependence on key individuals.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

Inventory

Inventory consists of parts, work in progress and finished goods. The Company values parts and finished goods at the lower of the actual costs or net realizable value. The Company values work in progress at cost. The Company periodically reviews inventory for obsolete and potentially impaired items. As of March 31, 2025 and June 30, 2024, the Company had an allowance for inventory obsolescence of $58,213 and $14,790, respectively.

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

Level 3 – Unobservable inputs.

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires management to make judgments and consider factors specific to the asset or liability. The Company’s financial assets are subject to fair value measurements on a recurring basis. The Company’s remaining carrying amounts reported in the condensed consolidated balance sheets of these financial assets are a reasonable estimate of fair value due to their short-term nature or because their stated interest rates are indicative of market interest rates.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

Stock-based Compensation

Compensation expense is recognized for all stock-based payments to employees and non-employees, including stock options, restricted stock awards, and warrants, in the statements of operation based on the fair value of the awards that are granted. As necessary, the Company’s stock price at the date of grant was estimated using an acceptable valuation technique such as the probability-weighted expected return model. The fair value of stock options and warrants are estimated at the date of grant using the Black-Scholes option-pricing model. The fair value of restricted stock awards is based on the fair market value of the Company’s class B common stock on the date of grant. Compensation expense for restricted stock awards with performance-based vesting conditions is calculated based on the number of awards that are expected to vest during the performance period if it is probable that the performance metrics will be achieved. Generally, measured compensation cost, net of actual forfeitures, is recognized on a straight-line basis over the vesting period of the related stock-based compensation award. The Company accounts for forfeitures of stock-based awards as they occur.

Net Loss per Share of Common Stock

Basic net loss per class A and class B common share is calculated by dividing the net loss distributed to class A and class B, respectively, by the weighted-average number of common shares of each respective class outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options, warrants and convertible debt are considered to be potentially dilutive securities. As of March 31, 2025 and June 30, 2024, there were 3,303,750 potential common stock equivalents excluded from the diluted loss per share calculations as their effect is anti-dilutive. Because the Company has reported a net loss for the three and nine months ended March 31, 2025 and 2025, diluted net loss per common share is the same as basic net loss per common share for such periods.

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

3. Disaggregated Revenue

The following table disaggregates revenue by product category for the following periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Janitorial and Sanitation	$475,762	$245,495	$986,274	$727,762
Ice System	50,624	6,548	61,758	10,133
Commercial and Residential Laundry	1,440	6,991	15,595	22,221
Rental/Service Income	22,851	12,088	51,652	39,047
Other	7,238	42,798	64,804	99,847
Total Revenue	$557,915	$313,920	$1,180,083	$898,010

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

The “Other” category of revenue consists primarily of sales of parts, accessories, shipping and handling, and equipment rental income.

4. Accounts Receivable, net

Accounts receivable, net consists of the following at:

	March 31, 2025	June 30, 2024
Trade accounts receivable	$660,949	$469,821
Allowance for doubtful accounts	(84,802)	(2,535)
Total accounts receivable, net	$576,147	$467,286

5. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following at:

	March 31, 2025	June 30, 2024
Prepaid inventory parts	$15,218	$5,277
Prepaid insurance	28,406	32,943
Prepaid certification and fees	136,251	3,172
Prepaid other	26,473	13,973
Total prepaid expenses and other current assets	$206,348	$55,365

6. Inventory

Inventory consists of the following at:

	March 31, 2025	June 30, 2024
Parts	$442,650	$503,004
Finished goods	350,090	184,112
Inventory reserve	(58,213)	(14,790)
Total inventory, net	$734,527	$672,326

The Company values inventory at the balance sheet date using the weighted average method. The Company adjusted the inventory reserve to $58,213 as of March 31, 2025 from $14,790 as of June 30, 2024.

7. Intangible Assets

Intangible assets consist of the following at:

	March 31, 2025	June 30, 2024
Technology	$600,000	$600,000
Customer relationships	570,000	570,000
Trademarks	580,000	580,000
Total	1,750,000	1,750,000
Less: accumulated amortization	(378,574)	(263,077)
Total intangible assets, net	$1,371,426	$1,486,923

The Company holds 14 patents, which are included in technology. These patents cover the functions of the Company’s products that allow its machines to produce the ozone in the form of nanobubbles.

Amortization expense related to intangibles was $38,499 for the three months ended March 31, 2025 and 2024, and $115,497 for the nine months ended March 31, 2025 and 2024, respectively.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at:

	March 31, 2025	June 30, 2024
Accounts payable	$308,720	$176,077
Accrued interest	154,375	23,113
Accrued payroll and related expenses	46,214	59,943
Accrued pending litigation (Note 14)	108,242	108,242
Warranty reserve	42,779	96,636
Accrued severance	-	70,000
Accrued legal	10,000	32,259
Other accrued expenses	8,387	7,686
Total accounts payable and other accrued expenses	$678,717	$573,956

9. Subscription Advance

In January 2025, the Company launched a unit offering pursuant to which the Company is offering to accredited investors, in a private placement transaction, up to 266,667 units, at a purchase price of $7.50 per unit, for gross proceeds of up to $2,000,000; provided that the Company may increase the offering to 533,333 units for gross proceeds of up to $4,000,000 if there are oversubscriptions. Each unit consists of a 12% unsecured promissory note in the principal amount of $7.50 and a warrant to purchase one share of class B common stock at an exercise price equal to the last closing price prior to the closing date; provided that such exercise price shall not exceed $1.50. The closing was to occur, at the Company’s discretion, on or before March 1, 2025, at which time the Company will issue the notes and the warrants. The closing was extended and completed on April 16, 2025 (see Note 15).

As of March 31, 2025, the Company received an aggregate of $1,000,000 from seven investors. Since such funds were delivered prior to the Company’s execution of the subscription agreements, the Company recorded such funds as subscription advances.

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

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

On May 31, 2024, Burlington and Walker Water LLC (“WW”) entered into an allonge, assignment and agreement (the “Burlington Assignment Agreement”), pursuant to which Burlington agreed to transfer $633,840 of the note to WW. The Burlington Assignment Agreement also provided that the Company make a payment of $900,000 on May 31, 2024 to Burlington to reduce the principal amount of the note by $480,667 and pay the outstanding accrued interest of $419,333 in full. Also on May 31, 2024, the Company issued an amended and restated promissory note to Burlington (the “Burlington Note”). The Burlington Note has a new principal amount of $2,366,160, accrues interest at 8.5% per annum from October 17, 2022 (the date of the original note), which shall increase to 10% upon an event of default, and requires quarterly payments in the amount of $100,000 over the course of the next two and a half years, with a final payment of $1,396,881 due on April 1, 2027. The Burlington Note may be prepaid at any time with no pre-payment penalty and contains customary events of default for a note of this type. Although the Company did not make certain payments as required under the Burlington Note, Burlington has agreed to waive any default caused by such lack of payment and has not accelerated payment under the Burlington Note. The Company and Burlington are in discussions to document an amendment to the Burlington Note. As of March 31, 2025, the outstanding principal balance of the Burlington Note is $1,855,493 and it has an accrued interest balance of $133,483.

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

The Hollst Note is due and payable on May 31, 2025 and does not accrue interest; provided that upon an event of default (as defined in the Hollst Note), interest shall accrue at a rate of 10% per annum. The Hollst Note may be prepaid at any time with without premium or penalty, is unsecured, and contains customary events of default for a loan of this type. As of March 31, 2025, the outstanding principal balance of the Hollst Note is $316,920. The Hollst Note was amended and restated on May 2, 2025 (see Note 15).

The Rohwer Note was due and payable on December 31, 2024. On December 30, 2024, the Company repaid the Rohwer Note in full.

Line of Credit

On June 28, 2024, the Company entered into a loan agreement with Arbor Bank for a revolving line of credit in the amount of $100,000 with a variable interest rate tied to the U.S. Prime Rate. Monthly payments of accrued interest are due beginning July 28, 2024. The principal and any outstanding accrued interest are due in full on June 28, 2025. As of March 31, 2025, there was no outstanding principal on this line of credit, and no required accrued interest.

11. Related Party Transactions

As of March 31, 2025 and June 30, 2024, the Company had a short-term amount due to Clayton Adams, its Chief Executive Officer and founder, in the amount of $45,025 and $91,119, respectively, for operational expenses paid by a credit card in his name. The Company has a verbal agreement with Mr. Adams to pay the credit card charges directly to the issuing financial institution as they become due and is current on these payments.

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

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

On October 17, 2022, the Company entered into a consulting agreement with Birddog Capital, LLC (“Birddog”), a limited liability company owned by Clayton Adams, a significant security holder at such time and the Company’s current Chief Executive Officer, pursuant to which the Company engaged Birddog to provide management services to the Company. Pursuant to the consulting agreement, the Company agreed to pay Birddog a monthly fee of $6,000 commencing on October 17, 2022. The Company also agreed to reimburse Birddog for all pre-approved business expenses. The term of the consulting agreement was for one (1) year. On April 1, 2024, the Company entered into a new consulting agreement with Birddog which provides for a monthly fee of $22,000. In addition, the Company agreed to pay Birddog $175,000 upon completion of the initial public offering and grant Birddog 500,000 restricted stock units, with 250,000 shares vesting immediately and 250,000 shares vesting eighteen months after issuance. The Company did not make such payment or issue such shares upon completion of the initial public offering and is in discussions with Birddog to amend the compensation terms. The consulting agreement expires on October 23, 2025.

On July 27, 2023, the Company agreed to purchase approximately $105,000 worth of inventory from Nebraska C. Ozone, LLC, a related party business owned by Lisa Roskens, a significant stockholder and the principal officer of Burlington, due to an open purchase order that the Company’s predecessor had with an inventory vendor that was not included in the liabilities assumed from the predecessor per the terms of the acquisition purchase agreement. The inventory is to be purchased as needed, consistent with other inventory purchases. However, if the entire $105,000 amount is not purchased by March 31, 2024, the balance at that date begins accruing interest at a rate of seven percent (7%) per annum until it is paid in full. As of March 31, 2025, the Company has purchased $13,765 of the inventory, with an outstanding payable balance of $10,679, and has an accrued interest balance of $8,000.

On March 26, 2024, the Company entered into a loan agreement with Clayton Adams, a significant stockholder, pursuant to which the Company issued a revolving credit note to Mr. Adams in the principal amount of up to $500,000. Pursuant to the loan agreement and note, Mr. Adams agreed to provide advances to the Company upon request during the period commencing on April 25, 2024 and continuing until the second anniversary of such date, which is referred to as the maturity date. This note accrues simple interest on the outstanding principal amount at the rate of 8% per annum, with all principal and interest due on the maturity date; provided that upon an event of default (as defined in the note), such rate shall increase to 13%. The Company may prepay the note at any time without penalty or premium. The note is unsecured and contains customary events of default for a loan of this type. As of March 31, 2025, no advances have been made and the principal amount of this note is $0.

On December 24, 2024, the Company issued a 20% original issue discount promissory note in the principal amount of $415,241 to Clayton Adams, the Company’s Chief Executive Officer. On January 27, 2025, Mr. Adams entered into a note sale assignment and cancellation agreement with Travis Buchanan, the Company’s President, pursuant to which Mr. Adams sold and assigned $125,000 of the note to Mr. Buchanan for a purchase price of $100,000. Following such assignment, the Company issued a 20% original issue discount promissory note in the principal amount of $290,241.25 to Mr. Adams. This note is due and payable on June 30, 2025 and accrues interest at a rate of 8% per annum; provided that upon an event of default (as defined in the note), such interest rate shall increase to 15% per annum. The note may be prepaid at any time without premium or penalty, is unsecured, and contains customary events of default for a loan of this type. As of March 31, 2025, the outstanding principal balance of this note is $253,897 and it has a discount balance of $36,344 and an accrued interest balance of $4,008. This note was amended on May 2, 2025 (see Note 15).

Following the assignment described above, the Company issued a 20% original issue discount promissory note in the principal amount of $125,000 to Mr. Buchanan. This note is due and payable on June 30, 2025 and accrues interest at a rate of 8% per annum; provided that upon an event of default (as defined in the note), such interest rate shall increase to 15% per annum. The note may be prepaid at any time without premium or penalty, is unsecured, and contains customary events of default for a loan of this type. As of March 31, 2025, the outstanding principal balance of this note is $109,322 and it has a discount balance of $15,678 and an accrued interest balance of $1,726. This note was amended on May 2, 2025 (see Note 15).

Please also see the description of the Hollst Note under Note 10 above.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

12. Stockholders’ Equity

Series Seed Preferred Stock

For the Nine Months Ended March 31, 2024

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

For the Nine Months Ended March 31, 2025

No shares of Series Seed Preferred Stock existed during the nine months ended March 31, 2025.

Common Stock

For the Nine Months Ended March 31, 2024

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

As of March 31, 2024, there were 150,000 shares of class A common stock and 5,305,940 shares of class B common stock issued and outstanding.

For the Nine Months Ended March 31, 2025

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

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

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

On January 2, 2025, the Company issued 75,000 shares of class B common stock upon vesting of a restricted stock unit award granted under the 2022 Plan.

On January 19, 2025, the Company issued 4,166 shares of class B common stock upon vesting of a restricted stock unit award granted under the 2022 Plan.

On February 19, 2025, the Company issued 4,166 shares of class B common stock upon vesting of a restricted stock unit award granted under the 2022 Plan.

On March 19, 2025, the Company issued 4,166 shares of class B common stock upon vesting of a restricted stock unit award granted under the 2022 Plan.

As of March 31, 2025, there were no shares of class A common stock and 8,378,081 shares of class B common stock issued and outstanding.

Stock Options

No options were issued during the nine months ended March 31, 2025.

Warrants

No warrants were issued during the nine months ended March 31, 2025.

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

On March 20, 2025, the Company granted a restricted stock unit award under the 2022 Plan for 16,807 shares of class B common stock which will vest quarterly over one year commencing on April 1, 2025.

Stock-based Compensation

Total stock compensation expense for the three months ended March 31, 2025 and 2024 was $229,965 and $44,009, respectively, and total stock compensation expense for the nine months ended March 31, 2025 and 2024 was $561,767 and $151,978, respectively. As of March 31, 2025, total unrecognized stock compensation expense was $919,008 with the weighted average period over which it is expected to be recognized of 1.96 years.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

13. Net loss per share

The following tables set forth the computation of basic and dilutive net loss per share of common stock:

	Three Months Ended March 31,
	2025		2024
Basic and Diluted Net Loss Per Share	Class A	Class B	Class A	Class B
Numerator
Allocation of undistributed loss	$-	$(809,354)	$(25,972)	$(494,698)
Denominator
Weighted average number of shares used in per share computation	-	8,370,273	231,319	4,405,940
Basic and diluted net loss per share	$-	$(0.10)	$(0.11)	$(0.11)

	Nine Months Ended March 31,
	2025		2024
Basic and Diluted Net Loss Per Share	Class A	Class B	Class A	Class B
Numerator
Allocation of undistributed loss	$-	$(2,670,469)	$(117,376)	$(1,185,387)
Denominator
Weighted average number of shares used in per share computation	-	8,164,342	341,788	3,451,743
Basic and diluted net loss per share	$-	$(0.33)	$(0.34)	$(0.34)

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

The Company is currently not aware of any other legal proceedings or claims that are expected to have a material adverse effect on its business, financial condition or operating results.

Leases

The Company has a non-cancellable operating lease commitment for its office facility expiring in 2028. Rent expense totaled $40,416 and $32,681 for the three months ended March 31, 2025 and 2024, respectively. For the nine months ended March 31, 2025 and 2024, rent expense totaled $121,248 and $90,307, respectively.

The following table discloses the lease cost, weighted average discount rate, and weighted average remaining lease term for operating leases as of March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
Operating lease cost	$121,248	$90,307
Remaining lease term	2.9 years	3.9 years
Discount rate	6.56%	6.56%

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

The discount rate was determined using the Company’s external debt and was adjusted for collateralization, term and lease amount.

The following table discloses the undiscounted cash flows on an annual basis and a reconciliation of the undiscounted cash flows of operating lease liabilities recognized in the balance sheet as of March 31, 2025:

Year Ended June 30,
2025 (remainder)	$41,461
2026	167,226
2027	171,407
2028	116,160
Total undiscounted cash flows	496,254
Less amount representing interest	(43,690)
Present value of lease liabilities	452,564
Less current portion	(141,627)
Noncurrent lease liabilities	$310,937

On February 21, 2025, CleanCore Global entered into an Asset Purchase Agreement, which was amended on April 15, 2025 (as so amended, the “Purchase Agreement”) with Sanzonate Europe Ltd., an Irish incorporated company (the “Seller”), and Sanzonate Global Inc., the majority stockholder of the Seller (the “Stockholder”), pursuant to which CleanCore Global agreed to acquire substantially all of the assets of the Seller used in the manufacturer and distribution of aqueous ozone products (the “Business”). See Note 15 below for a description of the terms of the Purchase Agreement.

15. Subsequent Events

Closing of Acquisition

On April 15, 2025, the closing of the transactions contemplated by the Purchase Agreement was completed. Pursuant the Purchase Agreement, CleanCore Global acquired all of the assets of the Seller used in the Business for an aggregate purchase price of $2,475,000, consisting of: (i) $425,000 in cash; (ii) the issuance of a promissory note in the principal amount of $800,000; and (iii) up to $1,250,000 in Earn-Out Payments (as defined below). As additional consideration, the Company issued to the Stockholder a five-year warrant to purchase 425,000 shares of the Company’s class B common stock at an exercise price of $1.25 per share.

As noted above, a portion of the purchase price was paid by the issuance of a 10% subordinated promissory note in the principal amount of $800,000 by CleanCore Global to the Seller. The note bears interest at a rate of ten percent (10%) per annum, payable quarterly, and is due and payable on April 15, 2027. The note may be prepaid at any time without premium or penalty, is unsecured, and contains customary events of default for a loan of this type.

The Seller is also entitled to receive the following payments (each, an “Earn-Out Payment”) to the extent that Net Sales (as defined in the Purchase Agreement) achieve the following milestones during the five-year period beginning on the closing date and ending on the fifth anniversary of the closing date (the “Earn-Out Period); provided that an Earn-Out Payment will be calculated for each year during the Earn-Out Period. If Net Sales:

●	are equal to or greater than €2,000,000, CleanCore Global shall pay $200,000 to the Seller;

●	are equal to or greater than €4,000,000, CleanCore Global shall pay an additional $200,000 to the Seller;

●	are equal to or greater than €6,000,000, CleanCore Global shall pay an additional $200,000 to the Seller;

●	are equal to or greater than €8,000,000, CleanCore Global shall pay an additional $200,000 to the Seller;

●	are equal to or greater than €10,000,000, CleanCore Global shall pay an additional $200,000 to the Seller; and

●	are equal to or greater than €12,000,000, CleanCore Global shall pay an additional $250,000 to the Seller.

Calculation of the annual Earn-Out Payment will be based upon cumulative Net Sales, meaning that for each year of the Earn-Out Period, the beginning balance of Net Sales will be the ending balance of Net Sales from the prior year of the Earn-Out Period.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

No later than forth-five (45) days following each anniversary of the closing date during the Earn-Out Period, CleanCore Global shall prepare and deliver to the Seller a written statement (an “Earn-Out Statement”) setting forth in reasonable detail its determination of unaudited Net Sales within the annual Earn-Out Period and its determination of whether there is a resulting Earn-Out Payment due. To the extent the Seller is entitled to an Earn-Out Payment, the applicable Earn-Out Payment(s) shall be paid on the date that is five (5) business days after the date on which the Earn-Out Statement becomes final and binding on the parties, following resolution of any objections to the Earn-Out Statement pursuant to the terms of the Purchase Agreement.

The Purchase Agreement contains customary representations, warranties and covenants, including a covenant that the Seller and the Stockholder will not compete with the Business for a period of three (3) years following closing.

The Purchase Agreement also contains mutual indemnification for breaches of representations or warranties and failure to perform covenants or obligations contained in the Purchase Agreement. The Seller and the Stockholder also indemnified CleanCore Global for (i) any Excluded Liability (as defined in the Purchase Agreement) and (ii) any liability of the Seller which is not an Assumed Liability (as defined in the Purchase Agreement) and which is imposed upon CleanCore Global under any bulk transfer law of any jurisdiction or under any common law doctrine of de facto merger or successor liability so long as such liability arises out of the ownership, use or operation of the assets of the Seller, or the operation or conduct of the Business prior to the closing. CleanCore Global also indemnified the Seller and the Stockholder for (i) any Assumed Liability and (ii) any liability (other than any Excluded Liability) asserted by a third party against any of the Seller or the Stockholder which arises out of the ownership of the Purchased Assets (as defined in the Purchase Agreement) after the closing or the operation by CleanCore Global of the business conducted with the Purchased Assets after the closing.

In the case of the indemnification provided with respect to breaches of certain non-fundamental representations and warranties, the party will only become liable for indemnified losses if the amount exceeds an aggregate of $30,000. Notwithstanding the foregoing, this threshold limitation shall not apply to claims by CleanCore Global for breaches by the Seller or the Stockholder of certain fundamental representations. In addition, CleanCore Global’s aggregate remedy with respect to any and all indemnifiable losses shall in no event exceed, (i) with respect to claims related to breach of the fundamental representations, the final purchase price, or (ii) with respect to all other claims, 50% of the final purchase price. If, after providing the Seller with a written claim that specifically identifies the basis for indemnification and any relevant facts forming the basis for such claim, resolution of the claim between the parties and the Seller fails to indemnify CleanCore Global within thirty (30) days following the resolution of the claim, CleanCore Global shall have the right to recoup all or any part of any indemnifiable losses it may suffer by notifying the Stockholder that CleanCore Global is reducing the Earn-Out Payments by the amount of such indemnifiable losses.

Private Placement

On April 16, 2025, the Company entered into subscription agreements with several accredited investors for the purchase of (i) promissory notes in the aggregate principal amount of $1,010,000 and (ii) five-year warrants to purchase an aggregate of 134,666 shares of the Company’s class B common stock at an exercise price of $1.06 per share for an aggregate purchase price of $1,010,000.

The notes bear interest at a rate of twelve percent (12%) per annum, payable quarterly, and are due and payable on April 16, 2027. The notes may be prepaid at any time without premium or penalty, are unsecured, and contain customary events of default for a loan of this type.

Amendments to Promissory Notes

On May 2, 2025, the Hollst Note (See Note 10) was amended and restated in its entirety and the Company issued to Mr. Hollst an amended and restated promissory note in the principal amount of $342,154.57 (the “Restated Note”). The Restated Note is due and payable on May 31, 2026 and accrues interest at a rate of 8.5% per annum; provided that upon an event of default (as defined in the Restated Note), interest shall accrue at a rate of 10% per annum. The Restated Note may be prepaid at any time without premium or penalty, is unsecured, and contains customary events of default for a loan of this type. The Restated Note may be converted at the holder’s option at any time into shares of the Company’s class B common stock at a conversion price of $1.12 (subject to standard adjustments for stock splits, stock dividends, reclassifications and similar transactions).

On May 2, 2025, the Company and Clayton Adams entered into a note amendment agreement, pursuant to which the maturity date of the 20% original issue discount promissory note issued to Mr. Adams on January 27, 2025 (See Note 11) was changed to require repayment with sixty (60) days of written demand from Mr. Adams.

On May 2, 2025, the Company and Mr. Buchanan entered into a note amendment agreement, pursuant to which the maturity date the 20% original issue discount promissory note issued to Mr. Buchanan on January 27, 2025 (See Note 11) was changed to require repayment with sixty (60) days of written demand from Mr. Buchanan.

Stock Issuances

On April 1, 2025, the Company issued 10,416 shares of class B common stock upon vesting of a restricted stock unit award granted under the 2022 Plan.

On April 1, 2025, the Company issued 4,202 shares of class B common stock upon vesting of a restricted stock unit award granted under the 2022 Plan.

On April 19, 2025, the Company issued 4,166 shares of class B common stock upon vesting of a restricted stock unit award granted under the 2022 Plan.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our” and “our company” refer to CleanCore Solutions, Inc., a Nevada corporation, and its wholly owned subsidiary CleanCore Global Limited, an Irish company, or CleanCore Global.

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

Recent Developments

Closing of Acquisition

On February 21, 2025, CleanCore Global entered into an Asset Purchase Agreement, which was amended on April 15, 2025, or the Purchase Agreement, with Sanzonate Europe Ltd., an Irish incorporated company, or the Seller, and Sanzonate Global Inc., the majority stockholder of the Seller, or the Stockholder, pursuant to which CleanCore Global agreed to acquire substantially all of the assets of the Seller used in the manufacturer and distribution of aqueous ozone products (which we refer to as the Business).

On April 15, 2025, the closing of the transactions contemplated by the Purchase Agreement was completed. Pursuant the Purchase Agreement, CleanCore Global acquired all of the assets of the Seller used in the Business for an aggregate purchase price of $2,475,000, consisting of: (i) $425,000 in cash; (ii) the issuance of a promissory note in the principal amount of $800,000; and (iii) up to $1,250,000 in Earn-Out Payments (as defined below). As additional consideration, we issued to the Stockholder a five-year warrant to purchase 425,000 shares of our class B common stock at an exercise price of $1.25 per share.

As noted above, a portion of the purchase price was paid by the issuance of a 10% subordinated promissory note in the principal amount of $800,000 by CleanCore Global to the Seller. The note bears interest at a rate of ten percent (10%) per annum, payable quarterly, and is due and payable on April 15, 2027. The note may be prepaid at any time without premium or penalty, is unsecured, and contains customary events of default for a loan of this type.

The Seller is also entitled to receive the following payments (each is referred to below as an Earn-Out Payment) to the extent that Net Sales (as defined in the Purchase Agreement) achieve the following milestones during the five-year period beginning on the closing date and ending on the fifth anniversary of the closing date, or the Earn-Out Period; provided that an Earn-Out Payment will be calculated for each year during the Earn-Out Period. If Net Sales:

●	are equal to or greater than €2,000,000, CleanCore Global shall pay $200,000 to the Seller;

●	are equal to or greater than €4,000,000, CleanCore Global shall pay an additional $200,000 to the Seller;

●	are equal to or greater than €6,000,000, CleanCore Global shall pay an additional $200,000 to the Seller;

●	are equal to or greater than €8,000,000, CleanCore Global shall pay an additional $200,000 to the Seller;

●	are equal to or greater than €10,000,000, CleanCore Global shall pay an additional $200,000 to the Seller; and

●	are equal to or greater than €12,000,000, CleanCore Global shall pay an additional $250,000 to the Seller.

Calculation of the annual Earn-Out Payment will be based upon cumulative Net Sales, meaning that for each year of the Earn-Out Period, the beginning balance of Net Sales will be the ending balance of Net Sales from the prior year of the Earn-Out Period.

No later than forth-five (45) days following each anniversary of the closing date during the Earn-Out Period, CleanCore Global shall prepare and deliver to the Seller a written statement, or an Earn-Out Statement, setting forth in reasonable detail its determination of unaudited Net Sales within the annual Earn-Out Period and its determination of whether there is a resulting Earn-Out Payment due. To the extent the Seller is entitled to an Earn-Out Payment, the applicable Earn-Out Payment(s) shall be paid on the date that is five (5) business days after the date on which the Earn-Out Statement becomes final and binding on the parties, following resolution of any objections to the Earn-Out Statement pursuant to the terms of the Purchase Agreement.

The Purchase Agreement contains customary representations, warranties and covenants, including a covenant that the Seller and the Stockholder will not compete with the Business for a period of three (3) years following closing.

The Purchase Agreement also contains mutual indemnification for breaches of representations or warranties and failure to perform covenants or obligations contained in the Purchase Agreement. The Seller and the Stockholder also indemnified CleanCore Global for (i) any Excluded Liability (as defined in the Purchase Agreement) and (ii) any liability of the Seller which is not an Assumed Liability (as defined in the Purchase Agreement) and which is imposed upon CleanCore Global under any bulk transfer law of any jurisdiction or under any common law doctrine of de facto merger or successor liability so long as such liability arises out of the ownership, use or operation of the assets of the Seller, or the operation or conduct of the Business prior to the closing. CleanCore Global also indemnified the Seller and the Stockholder for (i) any Assumed Liability and (ii) any liability (other than any Excluded Liability) asserted by a third party against any of the Seller or the Stockholder which arises out of the ownership of the Purchased Assets (as defined in the Purchase Agreement) after the closing or the operation by CleanCore Global of the business conducted with the Purchased Assets after the closing.

In the case of the indemnification provided with respect to breaches of certain non-fundamental representations and warranties, the party will only become liable for indemnified losses if the amount exceeds an aggregate of $30,000. Notwithstanding the foregoing, this threshold limitation shall not apply to claims by CleanCore Global for breaches by the Seller or the Stockholder of certain fundamental representations. In addition, CleanCore Global’s aggregate remedy with respect to any and all indemnifiable losses shall in no event exceed, (i) with respect to claims related to breach of the fundamental representations, the final purchase price, or (ii) with respect to all other claims, 50% of the final purchase price. If, after providing the Seller with a written claim that specifically identifies the basis for indemnification and any relevant facts forming the basis for such claim, resolution of the claim between the parties and the Seller fails to indemnify CleanCore Global within thirty (30) days following the resolution of the claim, CleanCore Global shall have the right to recoup all or any part of any indemnifiable losses it may suffer by notifying the Stockholder that CleanCore Global is reducing the Earn-Out Payments by the amount of such indemnifiable losses.

Private Placement

On April 16, 2025, we entered into subscription agreements with several accredited investors for the purchase of (i) promissory notes in the aggregate principal amount of $1,010,000 and (ii) five-year warrants to purchase an aggregate of 134,666 shares of our class B common stock at an exercise price of $1.06 per share for an aggregate purchase price of $1,010,000.

The notes bear interest at a rate of twelve percent (12%) per annum, payable quarterly, and are due and payable on April 16, 2027. The notes may be prepaid at any time without premium or penalty, are unsecured, and contain customary events of default for a loan of this type.

Amendments to Promissory Notes

On May 2, 2025, the promissory note in the principal amount of $316,920 issued to Gary Hollst on December 24, 2024 was amended and restated in its entirety and we issued to Mr. Hollst an amended and restated promissory note in the principal amount of $342,154.57. This note is due and payable on May 31, 2026 and accrues interest at a rate of 8.5% per annum; provided that upon an event of default (as defined in the note), interest shall accrue at a rate of 10% per annum. The note may be prepaid at any time without premium or penalty, is unsecured, and contains customary events of default for a loan of this type. The note may be converted at the holder’s option at any time into shares of our class B common stock at a conversion price of $1.12 (subject to standard adjustments for stock splits, stock dividends, reclassifications and similar transactions).

On May 2, 2025, we and Clayton Adams, our Chief Executive Officer, entered into a note amendment agreement, pursuant to which the maturity date of the 20% original issue discount promissory note issued to Mr. Adams on January 27, 2025 was changed to require repayment with sixty (60) days of written demand from Mr. Adams.

On May 2, 2025, we and Travis Buchanan, our President, entered into a note amendment agreement, pursuant to which the maturity date the 20% original issue discount promissory note issued to Mr. Buchanan on January 27, 2025 was changed to require repayment with sixty (60) days of written demand from Mr. Buchanan.

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

Results of Operations

Comparison of Three Months Ended March 31, 2025 and 2024

The following table sets forth key components of our results of operations for the three months ended March 31, 2025 and 2024, both in dollars and as a percentage of our revenue.

	Three Months Ended March 31,
	2025		2024
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$557,915	100.00%	$313,920	100.00%
Cost of sales	246,783	44.23%	173,184	55.17%
Gross profit	311,132	55.77%	140,736	44.83%
Operating expenses:
General and administrative	968,264	173.55%	520,899	165.93%
Advertising expense	19,743	3.54%	17,737	5.65%
Depreciation and amortization expense	39,928	7.16%	38,677	12.32%
Loss from operations	(716,803)	(128.48)%	(436,577)	(139.07)%
Interest expense, net	92,551	16.59%	84,093	26.79%
Net loss	$(809,354)	(145.07)%	$(520,670)	(165.86)%

Revenue. We generate revenue from sales of our cleaning products. Our revenue increased by $243,995, or 77.73%, to $557,915 for the three months ended March 31, 2025 from $313,920 for the three months ended March 31, 2024. The increase is primarily due to an increase of sales to our distributor in India.

Cost of sales. Our cost of sales consists of raw materials, components and labor. Our cost of sales increased by $73,599, or 42.50%, to $246,783 for the three months ended March 31, 2025 from $173,184 for the three months ended March 31, 2024. As a percentage of revenue, cost of sales decreased from 55.17% for the three months ended March 31, 2024 to 44.23% for the three months ended March 31, 2025. This decrease as a percentage of revenue was primarily due to the sale of higher margin units.

Gross profit. As a result of the foregoing, our gross profit increased by $170,396, or 121.07%, to $311,132 for the three months ended March 31, 2025 from $140,736 for the three months ended March 31, 2024. As a percentage of revenue, gross profit increased from 44.83% for the three months ended March 31, 2024 to 55.77% for the three months ended March 31, 2025.

General and administrative expenses. Our general and administrative expenses consist primarily of personnel expenses, including employee salaries and bonuses plus related payroll taxes, stock based compensation expense, professional advisor fees, bad debts, rent expense, insurance and other expenses incurred in connection with general operations. Our general and administrative expenses increased by $447,365, or 85.88%, to $968,264 for the three months ended March 31, 2025 from $520,899 for the three months ended March 31, 2024. As a percentage of revenue, our general and administrative expenses increased from 165.93% for the three months ended March 31, 2024 to 173.55% for the three months ended March 31, 2025. This increase was primarily due to a $185,956 increase in stock compensation expense, $54,197 of additional wage and benefit expense related to the addition of 4 employees, $46,249 of additional professional fees such as accounting and legal, and a $66,161 increase in director and officer insurance. This increase in professional fees and director and office insurance is related to our listing on NYSE American in the 2025 period.

Advertising expenses. Our advertising expenses consist of vendor trade shows and various trade publications. Our advertising expenses increased by $2,006, or 11.31%, to $19,743 for the three months ended March 31, 2025 from $17,737 for the three months ended March 31, 2024. As a percentage of revenue, our advertising expenses decreased from 5.65% for the three months ended March 31, 2024 to 3.54% for the three months ended March 31, 2025. The increase in advertising expenses was primarily due to an increase in product marketing materials.

Depreciation and amortization expense. We incurred depreciation and amortization expense of $39,928, or 7.16% of revenue, for the three months ended March 31, 2025, as compared to $38,677, or 12.32% of revenue, for the three months ended March 31, 2024.

Interest expense, net. We incurred interest expense, net, of $92,551, or 16.59% of revenue, for the three months ended March 31, 2025, as compared to $84,093, or 26.79% of revenue, for the three months ended March 31, 2024. The increase is primarily due to an increase in the note payable balance.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $809,354 for the three months ended March 31, 2025, as compared to $520,670 for the three months ended March 31, 2024, an increased loss of $288,684, or 55.44%.

Comparison of Nine Months Ended March 31, 2025 and 2024

The following table sets forth key components of our results of operations for the nine months ended March 31, 2025 and 2024, both in dollars and as a percentage of our revenue.

	Nine Months Ended March 31,
	2025		2024
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$1,180,083	100.00%	$898,010	100.00%
Cost of sales	621,441	52.66%	457,495	50.95%
Gross profit	558,642	47.34%	440,515	49.05%
Operating expenses:
General and administrative	2,863,998	242.69%	1,351,097	150.45%
Advertising expense	72,515	6.14%	43,191	4.81%
Depreciation and amortization expense	119,678	10.14%	115,885	12.90%
Loss from operations	(2,497,549)	(211.64)%	(1,069,658)	(119.11)%
Interest expense, net	172,920	14.65%	233,105	25.96%
Net loss	$(2,670,469)	(226.30)%	$(1,302,763)	(145.07)%

Revenue. Our revenue increased by $282,073, or 31.41%, to $1,180,083 for the nine months ended March 31, 2025 from $898,010 for the nine months ended March 31, 2024. The increase is primarily due to an increase in sales with our largest customer, representing an 171% increase over the prior period.

Cost of sales. Our cost of sales increased by $163,946, or 35.84%, to $621,441 for the nine months ended March 31, 2025 from $457,495 for the nine months ended March 31, 2024. As a percentage of revenue, cost of sales increased from 50.95% for the nine months ended March 31, 2024 to 52.66% for the nine months ended March 31, 2025. This increase was due to an increase in sales and increase in demo expenses due to a change in sales strategy of providing customers considering large orders demonstration equipment at no cost. Additionally, a business decision was made to sell $46,000 of inventory at cost to a former customer placing their first purchase order in over 9 months.

Gross profit. As a result of the foregoing, our gross profit decreased by $118,127, or 26.82%, to $558,642 for the nine months ended March 31, 2025 from $440,515 for the nine months ended March 31, 2024. As a percentage of revenue, gross profit decreased from 49.05% for the nine months ended March 31, 2024 to 47.34% for the nine months ended March 31, 2025.

General and administrative expenses. Our general and administrative expenses increased by $1,512,901, or 111.98%, to $2,863,998 for the nine months ended March 31, 2025 from $1,351,097 for the nine months ended March 31, 2024. As a percentage of revenue, our general and administrative expenses increased from 150.45% for the nine months ended March 31, 2024 to 242.69% for the nine months ended March 31, 2025. This increase was primarily due to $409,786 stock compensation expense, an increase of $108,479 in payroll and benefits related to an increase in headcount, a $547,553 increase in professional and consulting fees, and a $204,465 increase in director and officer insurance. The increase in professional fees and director and officer insurance is directly related to our listing on NYSE American in the 2025 period.

Advertising expenses. Our advertising expenses increased by $29,324, or 67.89%, to $72,515 for the nine months ended March 31, 2025 from $43,191 for the nine months ended March 31, 2024. As a percentage of revenue, our advertising expenses increased from 4.81% for the nine months ended March 31, 2024 to 6.14% for the nine months ended March 31, 2025. Such an increase was primarily due to an increase in our marketing materials, including product videos and flyers.

Depreciation and amortization expense. We incurred depreciation and amortization expense of $119,678, or 10.14% of revenue, for the nine months ended March 31, 2025, as compared to $115,885, or 12.90% of revenue, for the nine months ended March 31, 2024.

Interest expense, net. We incurred interest expense, net, of $172,920, or 14.65% of revenue, for the nine months ended March 31, 2025, as compared to $233,105, or 25.96% of revenue, for the nine months ended March 31, 2024. The decrease is primarily due to interest expense for the 2024 period being offset by interest income of $29,921 from an interest-bearing money market account opened in May 2024.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $2,670,469 for the nine months ended March 31, 2025, as compared to $1,302,763 for the nine months ended March 31, 2024, a loss increase of $1,367,706, or 104.99%.

Liquidity and Capital Resources

Our company has incurred losses and negative cash flows from operations. From October 17, 2022 (the date of the acquisition) through March 31, 2025, we have financed our operations primarily through private investor funding and an initial public offering. As of March 31, 2025, we had cash and cash equivalents of $796,843, a net loss for the nine months ended March 31, 2025 of $2,670,469 and cash used in operating activities of $2,234,206.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the nine months ended March 31, 2025 and 2024.

	Nine Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(2,234,206)	$(485,530)
Net cash used in investing activities	(18,857)	(2,138)
Net cash provided by financing activities	1,015,273	150,556
Net decrease in cash	(1,237,790)	(337,112)
Cash at beginning of period	2,016,611	393,194
Cash at end of period	$778,821	$56,082

Net cash used in operating activities was $2,234,206 for the nine months ended March 31, 2025, as compared to $485,530 for the nine months ended March 31, 2024. For the nine months ended March 31, 2025, our net loss of $2,670,469 and increase in accounts receivable of $191,509 and prepaid expenses of $150,982, offset by non-cash stock-based compensation of $561,767, depreciation and amortization of $119,678 and non-cash interest expense of $195,380, were the primary drivers of net cash used in operating activities. For the nine months ended March 31, 2024, our net loss of $1,302,763 and an increase in inventory of $103,569, offset by an increase in accounts payable and accrued liabilities of $386,279, a non-cash interest expense of $223,783, stock-based compensation of $151,981, and depreciation and amortization of $115,885, were the primary drivers of net cash used in operating activities.

Net cash used in investing activities was $18,857 for the nine months ended March 31, 2025, as compared to $2,138 for the nine months ended March 31, 2024. The net cash used in investing activities for both periods consisted entirely of purchases of property and equipment.

Net cash provided by financing activities was $1,015,273 for the nine months ended March 31, 2025, as compared to $150,556 for the nine months ended March 31, 2024. Net cash provided by financing activities for the nine months ended March 31, 2025 consisted of proceeds from an advance on subscription of $1,000,000 and proceeds from the issuance of related party notes of $332,193, offset by payments of notes payable of $316,920, while net cash provided by financing activities for the nine months ended March 31, 2024 consisted of proceeds from the issuance of convertible notes of $225,000 and proceeds from related party loans of $50,014, offset by payments for deferred offering costs of $124,458.

Debt

Please see Notes 10 and 11 to our unaudited condensed consolidated financial statements above for a description of the terms of our outstanding debt.

Contractual Obligations

Our principal commitments consist mostly of obligations under the loans described in Notes 10 and 11 to our unaudited condensed consolidated financial statements above. We also have a non-cancellable operating lease commitment for our office facility expiring in 2028 as described in Note 14 to the unaudited condensed consolidated financial statements above. Other than the foregoing, at March 31, 2025, we did not have other long-term debt obligations, capital (finance) lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected on our statements of financial position.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

The preparation of our unaudited condensed consolidated financial statements requires our management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, we evaluate these estimates. These estimates are based on management’s historical industry experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

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

Changes in Internal Control over Financial Reporting

In preparing our financial statements as of and for the three months ended March 31, 2025, management identified material weaknesses in our internal control over financial reporting. The material weaknesses we identified related to (1) the lack of a sufficient number of trained professionals with the expertise to design, implement, and execute a formal risk assessment process and formal accounting policies, procedures, and controls over accounting and financial reporting to ensure the timely and accurate recording of financial transactions while maintaining a segregation of duties; and (2) the lack of a sufficient number of trained professionals with the appropriate U.S. GAAP technical expertise to identify, evaluate, and account for complex transactions and review valuation reports prepared by external specialists.

As disclosed in the Form 10-K, our management has identified the steps necessary to address the material weaknesses, and in the third quarter of fiscal year 2025, we continued to implement the following remedial procedures. We are planning on implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including formalizing our processes and internal control documentation and strengthening supervisory reviews by our financial management and hiring additional qualified accounting and finance personnel and engaging financial consultants to enable the implementation of internal control over financial reporting and segregating duties amongst accounting and finance personnel.

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

In accordance with the provisions of the JOBS Act, we and our independent registered public accounting firm were not required to, and did not, perform an evaluation of our internal control over financial reporting as of March 31, 2025. Accordingly, we cannot assure you that we have identified all, or that we will not in the future have additional, material weaknesses. Material weaknesses may still exist when we report on the effectiveness of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act.

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

On August 20, 2024, Matthew Atkinson, our former Chief Executive Officer and a significant stockholder, filed a complaint against our company in the District Court of Douglas County, Nebraska. In his complaint, he alleges that we failed to pay him compensation in the amount of $123,625.76, unreimbursed expenses in the amount of $1,815.25, and accrued and unpaid vacation in the amount of $6,153.84, or $131,594.85 in the aggregate. He alleges that we are obligated to pay him these amounts under an executive employment agreement between him and our company, and that he had become entitled to these amounts before he resigned his employment in February 2024. Based on these allegations, Mr. Atkinson asserts in his complaint causes of action for violation of the Nebraska Wage Payment and Collection Act, or the Act, breach of contract, and promissory estoppel. His complaints ask for a judgment that: (a) awards him damages in amount to be proved at trial but no less than $131,594.85, (b) assesses a penalty against our company pursuant to the Act in the amount of $263,189.70, and (c) awards Mr. Atkinson an amount for his reasonable costs and attorney’s fees incurred in litigating this matter and pre- and post-judgment interest. On November 25, 2024, Mr. Atkinson filed an amended complaint to add our Chief Executive Officer, Clayton Adams, and Chief Financial Officer, David Enholm, as defendants.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any unregistered equity securities during the three months ended March 31, 2025 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any shares of our common stock during the three months ended March 31, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation of CleanCore Solutions, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on October 10, 2023)
3.2	Bylaws of CleanCore Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on October 10, 2023)
4.1	Class B Common Stock Purchase Warrant issued to Boustead Securities, LLC on April 30, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 1, 2024)
10.1	Employment Agreement, dated January 1, 2025, between CleanCore Solutions, Inc. and Travis Buchanan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2025)
10.2	Employment Agreement, dated January 1, 2025, between CleanCore Solutions, Inc. and Gary Hollst (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 7, 2025)
10.3	Note Sale Assignment and Cancellation Agreement, dated January 27, 2025, among Clayton Adams, Travis Buchanan and CleanCore Solutions, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 31, 2025)
10.4	20% Original Issue Discount Promissory Note issued by CleanCore Solutions, Inc. to Clayton Adams on January 27, 2025 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on January 31, 2025)
10.5	20% Original Issue Discount Promissory Note issued by CleanCore Solutions, Inc. to Travis Buchanan on January 27, 2025 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on January 31, 2025)
10.6	Asset Purchase Agreement, dated February 21, 2025, among CleanCore Global Limited, Sanzonate Europe Inc. and Sanzonate Global Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 26, 2025)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2025	CLEANCORE SOLUTIONS, INC.

/s/ Clayton Adams
Name: Clayton Adams
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ David Enholm
Name: David Enholm
Title: Chief Financial Officer
(Principal Financial and Accounting Officer)