Form 10-K
period 2025-06-30
CleanCore Solutions, Inc.
filed 2025-08-22
CIK 1956741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2025

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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

As of December 31, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s class B common stock held by non-affiliates (based upon the closing price as reported on NYSE American) was approximately $6.6 million. Shares held by each executive officer and director and by each person who owns 10% or more of the outstanding shares of class B common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of August 21, 2025, there were a total of 11,175,846 shares of the registrant’s class B common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2025 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CleanCore Solutions, Inc.

Annual Report on Form 10-K

Year Ended June 30, 2025

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

Since nanobubbles have no natural buoyancy, they remain underwater, where each tiny, negatively charged bubble is attracted to positively charged pollutants and harmful toxins. In the article, Seridou and Kalogerakis write about how this union causes the nanobubbles to release ozone which extinguishes pathogens and slowly breaks down the cell walls of mold, germs, and other residues. Further, a smaller size of nanobubbles is also more effective as they have a higher density of ozone and are able to provide a more thorough surface coverage, which destroys a higher number of contaminants.

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

On January 29, 2025, we established CleanCore Global as a wholly owned subsidiary in Ireland in anticipation of the acquisition described below.

On February 21, 2025, CleanCore Global entered into an asset purchase agreement, which was amended on April 15, 2025, with Sanzonate Europe Ltd., an Irish incorporated company, or Sanzonate, and Sanzonate Global Inc., the majority stockholder of Sanzonate, pursuant to which on April 15, 2025 CleanCore Global acquired substantially all of the assets of Sanzonate used in the manufacturer and distribution of aqueous ozone products for an aggregate purchase price of $2,475,000, consisting of: (i) $425,000 in cash; (ii) the issuance of a promissory note in the principal amount of $800,000; and (iii) up to $1,250,000 in Earn-Out Payments (as defined below). As additional consideration, we issued to Sanzonate Global Inc. a five-year warrant to purchase 425,000 shares of our class B common stock at an exercise price of $1.25 per share.

Sanzonate is also entitled to receive the following payments (which we refer to as the Earn-Out Payments) to the extent that Net Sales (as defined in the asset purchase agreement) achieve the following milestones during the five-year period beginning on the closing date and ending on the fifth anniversary of the closing date. If Net Sales are at least (i) €2,000,000, CleanCore Global shall pay $200,000 to Sanzonate; (ii) €4,000,000, CleanCore Global shall pay an additional $200,000 to Sanzonate; (iii) €6,000,000, CleanCore Global shall pay an additional $200,000 to Sanzonate; (iv) €8,000,000, CleanCore Global shall pay an additional $200,000 to Sanzonate; (v) €10,000,000, CleanCore Global shall pay an additional $200,000 to Sanzonate; and (vi) €12,000,000, CleanCore Global shall pay an additional $250,000 to Sanzonate.

As of the date of this report, CleanCore Global is our only subsidiary.

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

We source raw materials from multiple regional, national and foreign suppliers; however, we have a single vendor for a major component of two of our main products. For the years ended June 30, 2025 and 2024, this vendor accounted for approximately 11% and 30%, respectively, of our total purchases. Certain of our materials come from Asian-based suppliers. Raw materials from Asian-based suppliers may be subjected to import duties, depending on various foreign policies of the US government. As such, we continue to explore partnership or supplier opportunities to optimize our costs.

As noted above, we have historically purchased certain key raw materials from a limited number of suppliers. We purchase raw materials on the basis of purchase orders. While we believe that there is an ample supply of most of the raw materials that we need, in the absence of firm and long-term contracts, we may not be able to obtain a sufficient supply of these raw materials from our existing suppliers or alternates in a timely fashion or at a reasonable cost. If we fail to secure a sufficient supply of key raw materials in a timely fashion, it will result in a significant delay in delivering our products. Furthermore, failure to obtain a sufficient supply of these raw materials at a reasonable cost could also harm our revenue and gross profit margins. Please see Item 1A “Risk Factors—Risks Related to Our Business and Industry—We have historically depended on a limited number of third parties to supply key raw materials to us and the failure to obtain a sufficient supply of these raw materials in a timely fashion and at reasonable costs could significantly delay our delivery of products” for a description of the risks related to our supplier relationships.

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

During the fourth quarter of fiscal 2025, we acquired the assets of Sanzonate and formed CleanCore Global in Ireland. We will work to expand the distribution base the former Sanzonate operation had by selling units in Europe through CleanCore Global.

We believe the work we are doing with KBS (as described below) will allow us to expand sales opportunities with other building service management companies located in North America and the European Union through CleanCore Global.

Customers

Historically, we previously sold most of our products through distributors. Over the past two years, we have started to sell an increasing number of products directly to end customers.

On January 10, 2025, we signed a three-year memorandum of understanding with Kellermeyer Bergensons Services, LLC, or KBS. KBS is a national building service management company that provides janitorial services to over 100,000 buildings in the United States. The memorandum of understanding covers pricing, accounts payable terms, and other key items to establish an opportunity for both companies to grow together. KBS issued its first purchase order on May 28, 2025 for $1.369 million, of which $863,000 was invoiced in June 2025 and the remaining balance is scheduled to be shipped and invoiced between July and September of 2025. A second purchase order from KBS was received on June 4, 2025 for $261,000 with shipment scheduled between July and September of 2025.

For the year ended June 30, 2025, two customers, KBS and Prolink, Inc., accounted for 42% and 17% of revenue, respectively, and one customer, KBS, accounted for 47% of all accounts receivable as of June 30, 2025. For the year ended June 30, 2024, one customer, Pro-Link, Inc., accounted for 14% of revenue, and two customers, Consensus Group and Tharaldson Hospitality, each accounted for 28% of all accounts receivable as of June 30, 2024. We do not have a long-term contract with any of these customers mentioned (the memorandum of understanding with KBS is not binding and does not require the purchase of specific quantities of products). We primarily sell products to customers under individual purchase orders placed by them under their standard terms and conditions of sale. These terms and conditions generally include insurance requirements, representations by us with respect to the quality of our products and our production process, our obligations to comply with law, and indemnifications by us if we breach our representations or obligations. There is no commitment from any of these customers to purchase from us, or from us to sell to them, any minimum number of products.

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

Competitive Strengths

We believe that the following competitive strengths contribute to our success and differentiate us from our competitors:

●	We have numerous patents for our technology. We currently have 15 patents for our technology. These patents cover the functions of our products that allow our machines to produce ozone in the form of nanobubbles.

●	We have experience in the cleaning industry. Our acquisition and subsequent business with aqueous ozone products have led us to maintain and uphold significant and meaningful relationships throughout the service cleaning industry with various providers of cleaning services.

●	We believe that our products eliminate the need for harsh chemicals and reduce costs of labor in janitorial services. Various chemical solutions for cleaning are costly, but with the aqueous ozone solution, we believe hospitals may reduce expenditures by switching to the aqueous ozone technology. Our customers in janitorial services have reported a reduced time in cleaning and sanitizing, which saves our customers on labor costs.

●	There is no chemical residue left after using our solution, and we believe it causes less irritation compared to typical cleaning agents. When cleaning with the aqueous ozone solution, it may remove and deodorize surfaces without using harsh caustic chemicals, and only water remains on the surface after cleaning, not any chemical residue that may require additional rinsing. As a result, our clients may report less eye, skin, and respiratory irritation after switching to our cleaning products.

●	Our product is environmentally conscious. Our goal is to reduce packaging waste when replacing traditional cleaners and their packaging with aqueous ozone dispensers. We believe our product also reduces water consumption while cleaning. A two-year study at a major Vancouver hospital found that clients use 90% less water since the aqueous ozone technology removes the need to flush the cleaning dispensing system between various chemical cleaning agents. Overall, our products may reduce the carbon footprint of a janitorial service business when used in lieu of traditional cleaning methods.

Growth Strategies

The key elements of our strategy to grow our business include:

●	Targeting key industries. Historically, we sold our products primarily through geographic and strategic distributors across the United States and Europe in the janitorial services sector. In the past twelve months, we have shifted our focus to selling direct to end users. Our focus target groups include building service management companies, hospitality, education, venue, and education.

●	Deploy marketing strategies that raise awareness for our cleaning products. We plan to expand our marketing efforts to increase awareness of our products. Our strategy includes attending industry conferences and working with salespeople to start the use of our product in new areas.

●	Create partnerships through exclusive licensing for distributors and a direct sales model. We anticipate evolving the business model into a hybrid of both traditional distributors and a direct sales model with key salespeople penetrating the health care, education, food service, and commercial buildings industries. Our goal is also to create partnerships with some of the largest sports and entertainment arenas in the world, providing end-to-end sales and service.

●	Expand distribution to the European Union. With the acquisition of the assets of Sanzonate and the formation of CleanCore Global, we anticipate expanding the distribution network that Sanzonate had to cover the entire European Union. We believe that Sanzonate was a market leader in providing Aqueous Ozone cleaning devises in the European Union and we plan to capitalize on this opportunity.

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

Intellectual Property

Currently, we hold 15 patents, including 10 in the United States, 1 in Mexico and 4 in Canada. These patents cover the functions of our products that allow our machines to produce the ozone in the form of nanobubbles. Each of our United States patents are utility patents, and are owned by us. We currently do not license any patents.

Patent Title	Patent Number	Jurisdiction	Expiration Year
Ozone Cleaning System	2680331	Canada	2028
Ozone Cleaning System	320909	Mexico	2028
Ozonated Liquid Dispensing Unit	10479683	United States	2028
Reaction Vessel for an Ozone Cleaning System	8075705	United States	2029
Aqueous Ozone Solution for Ozone Cleaning System	8071526	United States	2029
Aqueous Ozone Solution for Ozone Cleaning System	8735337	United States	2029
Ozonated Liquid Dispensing Unit	9174845	United States	2029
Ozone Cleaning System	9068149	United States	2030
Ozonated Liquid Dispensing Unit	9522348	United States	2030
System for Producing and Distributing an Ozonated Fluid	2802307	Canada	2031
Ozonated Liquid Dispensing Unit	2802311	Canada	2031
Ozonated Liquid Dispensing Unit	2896332	Canada	2034
Method and Systems for Controlling Microorganisms	9670081	United States	2035
Apparatus for Generating Aqueous Ozone	11033647	United States	2039
Apparatus for Generating Aqueous Ozone	11660364	United States	2039

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

As of June 30, 2025, we had 15 full time employees, 13 of whom were in the United States and 2 of whom were in Ireland. None of our employees are represented by labor unions, and we believe that we have an excellent relationship with our employees.

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

We have generated losses since inception and have relied on cash on-hand, sales of securities, proceeds from our initial public offering, external bank lines of credit, and issuance of third-party and related party debt to support our operations. For the year ended June 30, 2025, we generated an operating loss of $6,386,341 and a net loss of $6,742,275. The revenue and income potential of our business and market are unproven. This makes an evaluation of our company and its prospects difficult and highly speculative. There can be no assurances that we will be able to develop products or services on a timely and cost effective basis, that will be able to generate any increase in revenues, that we will have adequate financing or resources to continue operating our business and to provide products to customers, that we will earn a profit, that we can raise sufficient capital to support operations by attaining profitability, or that we can satisfy future liabilities.

Our auditors have issued a going concern opinion on our audited consolidated financial statements.

The report of our independent registered public accounting firm that accompanies our consolidated financial statements for the year ended June 30, 2025 contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on the financial statements at that time. We have generated losses since inception and have relied on cash on-hand, sales of securities, proceeds from our initial public offering, external bank lines of credit, and issuance of third-party and related party debt to support cashflow from operations. As of June 30, 2025, we had cash of $1,460,997, a net loss of $6,742,275, working capital of $970,461, and cash used in operating activities of $2,337,659. Management believes that currently available resources may not be sufficient to fund our planned expenditures over the next 12 months. These factors, individually and collectively, indicate that a material uncertainty exists that raises substantial doubt about our company’s ability to continue as a going concern for 12 months from the balance sheet date as of June 30, 2025.

We will be dependent upon the raising of additional capital through equity and/or debt financing in order to implement our business plan and generate sufficient revenue in excess of costs. If we raise additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock. If we raise additional funds by issuing debt, we may be subject to limitations on its operations, through debt covenants or other restrictions. There is no assurance that we will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on our financial condition. The accompanying consolidated financial statements have been prepared on a going concern basis under which our company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business and do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern. If we are unable to continue as a going concern, our stockholders could potentially lose most or all of their investment in our company.

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

For the year ended June 30, 2025, two customers, KBS and Prolink, Inc., accounted for 42% and 17% of revenue, respectively, and one customer, KBS, accounted for 47% of all accounts receivable as of June 30, 2025. For the year ended June 30, 2024, one customer, Pro-Link, Inc., accounted for 14% of revenue, and two customers, Consensus Group and Tharaldson Hospitality, each accounted for 28% of all accounts receivable as of June 30, 2024. We do not have a long-term contract with any of these customers mentioned (the memorandum of understanding with KBS is not binding and does not require the purchase of specific quantities of products) and primarily sell products to customers under individual purchase orders placed by them under their standard terms and conditions of sale. Our results of operations and ability to service our debt obligations would also be impacted negatively to the extent that any major customer is unable to make payments to us or does not make timely payments on outstanding accounts receivable.

We have historically depended on a limited number of third parties to supply key raw materials to us and the failure to obtain a sufficient supply of these raw materials in a timely fashion and at reasonable costs could significantly delay our delivery of products.

Since our company’s inception, we have historically purchased certain key raw materials and components, such as chassis, generators, vacuum switches, and head sockets and other components from a limited number of suppliers, and we have a single vendor for a major component of two of our main products. For the years ended June 30, 2025 and 2024, this vendor accounted for approximately 11% and 30%, respectively, of our total purchases. We purchased raw materials on the basis of purchase orders. In the absence of firm and long-term contracts, we may not be able to obtain a sufficient supply of these raw materials from our existing suppliers or alternates in a timely fashion or at a reasonable cost. Although we have not experienced any supply chain disruptions in the past, we cannot guarantee that we will not experience any disruptions in the future. If we fail to secure a sufficient supply of key raw materials in a timely fashion, it will result in a significant delay in our delivery of products. Furthermore, failure to obtain a sufficient supply of these raw materials at a reasonable cost could also harm our revenue and gross profit margins.

Increased prices for raw materials could increase our cost of sales and decrease demand for our products, which could adversely affect our revenue or profitability.

Our profitability is affected by the prices of the raw materials used in the manufacturing and sale of our products. These prices may fluctuate based on a number of factors beyond our control, including, among others, changes in supply and demand, general economic conditions, labor costs, competition, import duties, currency exchange rates and, in some cases, government regulation. Increased prices could adversely affect our profitability or revenues. We do not have long-term supply contracts for raw materials. Significant increases in the prices of raw materials could adversely affect our profit margins, especially if we are not able to recover these costs by increasing the prices we charge our customers for our products.

Changes to U.S. trade policy, tariff and import/export regulations may adversely affect our operating results.

The United States has recently enacted and/or proposed to enact significant new tariffs on goods imported from numerous countries. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs.

The majority of the components used to assemble our units are sourced from domestic suppliers, who may, in turn, obtain raw materials from overseas vendors. We also purchase a small number of components from China. In the event we determine to pass on increased costs to our customers, our customers may reduce their orders from us, which could negatively affect our business, profitability and operating results. We are closely monitoring these developments and evaluating strategies to mitigate potential impacts.

Furthermore, as a result of policy changes and government proposals, there may be greater restrictions and economic disincentives on international trade in general. The new tariffs and other changes in U.S. trade policy have triggered retaliatory actions by affected countries, and foreign governments have instituted or are considering imposing trade sanctions on U.S. goods. Such changes have the potential to adversely impact the U.S. economy or sectors thereof, our industry and the demand for our products, and as a result, could have a negative impact on our business, financial condition and results of operations.

Interruptions in deliveries of raw materials could adversely affect our revenue or profitability.

Our dependency upon regular deliveries from particular suppliers means that interruptions or stoppages in such deliveries could adversely affect our operations until arrangements with alternate suppliers could be made. If any of our suppliers were unable to deliver raw materials to us for an extended period of time, as the result of financial difficulties, catastrophic events affecting their facilities or other factors beyond our control, or if we were unable to negotiate acceptable terms for the supply of raw materials with these or alternative suppliers, our business could suffer. We may not be able to find acceptable alternatives, and any such alternatives could result in increased costs for us. Even if acceptable alternatives are found, the process of locating and securing such alternatives might be disruptive to our business. Extended unavailability of necessary raw materials could cause us to cease producing or selling one or more of our products for a period of time.

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

Sales of our aqueous ozone products include a product limited two-year warranty that covers any issues related to manufacturing defects, specifically relating to the CCS Caddy, POWER CADDY, MINI CADDY, CCS 3.0 Fill Station, CCS 1.0 Fill Station, CCS 1000, CCS 2000L, CCS 5000 and the NuClean Pro Residential Fill Station. If a product is provided that has a manufacturing defect, we or an authorized distributor will replace or repair the defective product as long as a claim is submitted to us within the warranty period in writing within 30 days of the failure. This warranty does not cover abuse, misuse of the products, service or unit modifications not authorized by us, or environmental hazards. As the possible number and complexity of the features and functionalities of our products increase, we may experience a higher level of warranty claims. If product returns or warranty claims are significant or exceed our expectations, we could incur unanticipated expenditures on parts and services, which could have a material adverse effect on our operating results.

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

We regard our patents, trademarks, trade secrets and similar intellectual property as important to our success. We rely on patent, trademark and copyright law, and trade secret protection, and confidentiality and/or license agreements with employees, customers, partners and others to protect our proprietary rights. We maintain 15 patents in the United States, Canada and Mexico. We cannot be certain that we have taken adequate steps to protect our proprietary rights, especially in countries where the laws may not protect our rights as fully as in the United States. In addition, our proprietary rights may be infringed or misappropriated, and we could be required to incur significant expenses to preserve them. We may commence litigation to protect our intellectual property rights. The outcome of such litigation can be uncertain, and the cost of prosecuting such litigation may have an adverse impact on our earnings. We have patent and trademark registrations for several patents and marks. However, any registrations may not adequately cover our intellectual property or protect us against infringement by others. Effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services may be made available online. We also currently own or control a number of Internet domain names and have invested time and money in the purchase of domain names and other intellectual property, which may be impaired if we cannot protect such intellectual property. We may be unable to protect these domain names or acquire or maintain relevant domain names in the United States and in other countries. If we are not able to protect our patents, trademarks, domain names or other intellectual property, we may experience difficulties in achieving and maintaining brand recognition and customer loyalty.

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

Our future success depends in large part upon the continued service of the members of our executive management team and key employees, including our Chief Executive Officer, Clayton Adams, and our Chief Financial Officer, David Enholm. All members of our executive management team are subject to employment agreements. In addition, our success also depends on our ability to attract and retain qualified technical, sales and marketing, product support, financial and accounting, legal and other managerial personnel. The competition for skilled personnel in the industries in which we operate is intense. Our personnel generally may terminate their employment at any time for any reason. We may incur significant costs to attract and retain highly skilled personnel, and we may lose new employees to our competitors before we realize the benefit of our investment in recruiting them. As we move into new geographies, we will need to attract and recruit skilled personnel across functional areas. If we fail to attract new personnel or if we suffer increases in costs or business operations interruptions as a result of a labor dispute, or fail to retain and motivate our current personnel, we might not be able to operate our business effectively or efficiently, serve our users properly or maintain the quality of our content and services.

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

We produce and sell products that contain ozone, and which may be subject to government regulation in the locations where we develop, manufacture, and assemble our products, as well as the locations where we sell our products. Among other things, certain applicable laws and regulations require or may in the future require the submission of annual reports to certain governmental agencies certifying that such products comply with applicable performance standards, the maintenance of manufacturing, testing, and distribution records, and the reporting of certain product defects to such regulatory agency or consumers. If our products fail to comply with applicable regulations, we and/or our products could be subjected to a variety of enforcement actions or sanctions, such as product recalls, repairs or replacements, warning letters, untitled letters, safety alerts, injunctions, import alerts, administrative product detentions or seizures, or civil penalties. The occurrence of any of the foregoing could harm our business, results of operations, and financial condition.

Economic, political and other risks associated with our international operations could adversely affect our revenues and international growth prospects.

We intend to expand our international presence as part of our business strategy. As noted above, we formed CleanCore Global in Ireland and acquired the assets of Sanzonate in the fourth quarter of fiscal 2025. International operations are subject to a number of risks inherent to operating in foreign countries, and any expansion of our international operations will amplify the effects of these risks, which include, among others:

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

The impact of geopolitical conflicts may adversely affect our business and results of operations.

Our operations are affected by economic, political and other conditions in the foreign countries in which we do business as well as U.S. laws regulating international trade. Specifically, instability in the geopolitical environment in many parts of the world (including as a result of the on-going Russia and Ukraine war, the conflicts in the Middle East and increasingly tense China-Taiwan relations) and other disruptions may continue to put pressure on global economic conditions. Our inability to respond to and manage the potential impact of such events effectively could have a material adverse effect on our business, financial condition, and results of operations.

In addition, countries across the globe are instituting sanctions and other penalties against Russia and are becoming more wary of China. While we do not have operations in, and do not obtain products from, Russia or Ukraine, the retaliatory measures that have been taken, and could be taken in the future, by the U.S., NATO, and other countries have created global security concerns that could result in broader European military and political conflicts and otherwise have a substantial impact on regional and global economies, any or all of which could adversely affect our business.

While the broader consequences are uncertain at this time, the continuation and/or escalation of the Russian and Ukraine conflict, the conflicts in the Middle East, along with any expansion of the conflict to surrounding areas, create a number of risks that could adversely impact our business, including:

●	increased inflation and significant volatility in commodity prices;

●	disruptions to our technology infrastructure, including through cyberattacks, ransom attacks or cyber-intrusion;

●	adverse changes in international trade policies and relations;

●	our ability to maintain or increase our prices, including freight in response to rising fuel costs;

●	disruptions in global supply chains;

●	increased exposure to foreign currency fluctuations; and

●	constraints, volatility or disruption in the credit and capital markets.

We have identified material weaknesses in our internal control over financial reporting. If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results and prevent fraud. As a result, current and potential stockholders could lose confidence in our consolidated financial statements, which would harm the trading price of our class B common stock.

Companies that file reports with the Securities and Exchange Commission, or the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404. SOX 404 requires management to establish and maintain a system of internal control over financial reporting and requires annual reports on Form 10-K filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. Separately, under SOX 404, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, public companies that are large accelerated filers or accelerated filers must include in their annual reports on Form 10-K an attestation report of their regular auditors attesting to and reporting on management’s assessment of internal control over financial reporting. Non-accelerated filers and smaller reporting companies, like us, are not required to include an attestation report of their auditors in annual reports.

A report of our management is included under Item 9A. “Controls and Procedures.” We are a smaller reporting company and, consequently, are not required to include an attestation report of our auditor in our annual report. However, if and when we become subject to the auditor attestation requirements under SOX 404, we can provide no assurance that we will receive a positive attestation from our independent auditors.

During its evaluation of the effectiveness of internal control over financial reporting as of June 30, 2025, management identified material weaknesses as described under Item 9A. “Controls and Procedures.” We are undertaking remedial measures, which measures will take time to implement and test, to address these material weaknesses. There can be no assurance that such measures will be sufficient to remedy the material weaknesses identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our consolidated financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.

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

Risks Related to Ownership of Our Common Stock

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

We are authorized to issue two classes of common stock – class A common stock and class B common stock. The class A common stock is entitled to ten votes per share and the class B common stock is entitled to one vote. Clayton Adams, our Chief Executive Officer, holds all of our outstanding shares of class A common stock and is able to exercise approximately 66% of our total voting power. This concentrated control will limit or preclude your ability to influence corporate matters, including significant business decisions, for the foreseeable future and could harm the market value of your class B common stock.

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

Future issuances of our class B common stock or securities convertible into, or exercisable or exchangeable for, our class B common stock could cause the market price of our class B common stock to decline and would result in the dilution of your holdings.

Future issuances of our class B common stock or securities convertible into, or exercisable or exchangeable for, our class B common stock could cause the market price of our class B common stock to decline. We cannot predict the effect, if any, of future issuances of our securities on the price of our class B common stock. In all events, future issuances of our class B common stock would result in the dilution of your holdings. In addition, the perception that new issuances of our securities could occur could adversely affect the market price of our class B common stock.

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

The trading market for our class B common stock may be influenced in part by any research reports that securities industry analysts publish about us. We do not currently have and may never obtain research coverage by securities industry analysts. If no securities industry analysts commence coverage of us, the market price and market trading volume of our class B common stock could be negatively affected. In the event we are covered by analysts, and one or more of such analysts downgrade our securities, or otherwise reports on us unfavorably, or discontinues coverage of us, the market price and market trading volume of our class B common stock could be negatively affected.

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

We report on an ongoing basis as an “emerging growth company” (as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act) under the reporting rules set forth under the Exchange Act. For so long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other Exchange Act reporting companies that are not emerging growth companies, including but not limited to:

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

We are also a smaller reporting company, and if we take advantage of certain exemptions from SEC disclosure requirements available to smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

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

We are a controlled company and a smaller reporting company under the rules of NYSE American and as a result, we may choose to exempt our company from certain corporate governance requirements that could have an adverse effect on our public stockholders.

Under NYSE American rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including, without limitation, (i) the requirement to have a board of directors comprised of a majority of independent directors, (ii) the requirement that director nominees be selected either by the independent directors or a nomination committee comprised solely of independent directors and (iii) the requirement that the compensation of officers be determined, or recommended to the board for determination, either by the independent directors or a compensation committee comprised solely of independent directors. As noted above, Clayton Adams is able to exercise more than 50% of our total voting power. As a result, we are a controlled company within the meaning of NYSE American rules. Although we currently do not intend to rely on the controlled company exemption, we could elect to rely on this exemption in the future. If we elected to rely on the controlled company exemption, a majority of the members of our board of directors might not be independent and our nominating and compensation committees might not consist entirely of independent directors.

In addition, certain exemptions to NYSE American’s corporate governance rules are available to smaller reporting companies. These exemptions permit smaller reporting companies to have a board of directors comprised of 50% of independent directors, as opposed to a majority, and to have an audit committee comprised of two members instead of three members. We are currently relying on these smaller reporting company exceptions as our board of directors is currently comprised of four directors, two of whom are independent, and our audit committee is currently comprised of two independent directors.

Our status as a controlled company and a smaller reporting company could cause our class B common stock to look less attractive to certain investors or otherwise harm our trading price.

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

We also have a small warehouse in Dublin, Ireland for CleanCore Global. This location is on a month-to-month lease and is approximately 5,000 square feet.

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

As previously disclosed, on August 20, 2024, Matthew Atkinson, our former Chief Executive Officer, filed a complaint against our company in the District Court of Douglas County, Nebraska, which was amended on November 25, 2024 to add Clayton Adams, our Chief Executive Officer, and David Enholm, our Chief Financial Officer, as defendants, in which Mr. Atkinson alleged certain claims arising from his employment with, and separation of employment from, our company, and we alleged certain counterclaims against Mr. Atkinson for breach of contract. On June 6, 2025, we and Messrs. Adams and Enholm entered into a settlement and release agreement with Mr. Atkinson to settle this matter. Pursuant to the settlement and release agreement, which became effective on June 21, 2025, we issued 200,000 shares of our class B common stock to James T. Coyle Legacy Trust in order to resolve an obligation that Mr. Atkinson had to transfer such shares that had not been met. The settlement and release agreement also contains a release of claims by each party and standard confidentiality and non-disparagement provisions. On June 26, 2025, the lawsuit was dismissed with prejudice.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our class B common stock is listed on the NYSE American under the symbol “ZONE.”

Number of Holders of our Common Shares

As of August 21, 2025, there were approximately 31 stockholders of record of our class B common stock. In computing the number of holders of record of our class B common stock, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

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

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

Except as set forth below, we have not sold any equity securities during the 2025 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2025 fiscal year.

On June 6, 2025, we entered into a subscription agreement with an accredited investor for the purchase of (i) a promissory note in the principal amount of $500,000 and (ii) a five-year warrant to purchase 66,667 shares of class B common stock at an exercise price of $1.06 per share for a purchase price of $500,000.

On June 30, 2025, we issued to an accredited investor (i) an original issue discount promissory note in the principal amount of $520,000 and (ii) a five-year warrant to purchase 25,000 shares of class B common stock at an exercise price of $2.00 per share for a purchase price of $500,000. Upon an event of default, we are required to issue 200,000 shares of class B common stock to the holder.

On June 30, 2025, we issued 133,500 shares of class B common stock to Burlington upon the conversion of certain quarterly payments of $100,000 that were due on each of January 1, 2025, April 1, 2025 and July 1, 2025 pursuant to an amended and restated promissory note that we issued to Burlington on May 31, 2024.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of fiscal year 2025.

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

Results of Operations

The following table sets forth key components of our results of operations for the years ended June 30, 2025 and 2024, both in dollars and as a percentage of revenue.

	Years Ended June 30,
	2025		2024
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$2,072,834	100.00%	$1,604,973	100.00%
Cost of sales	1,086,369	52.41%	809,161	50.42%
Gross profit	986,465	47.59%	795,812	49.58%
Operating expenses:
General and administrative	7,081,299	341.62%	2,471,480	153.99%
Advertising expense	92,598	4.47%	116,007	7.23%
Depreciation and amortization expense	198,909	9.60%	155,059	9.66%
Loss from operations	(6,386,341)	(308.10)%	(1,946,734)	(121.29)%
Interest expense, net	356,054	17.18%	335,008	20.87%
Foreign exchange gain	120	0.01%	-	-
Net loss	$(6,742,275)	(325.27)%	$(2,281,742)	(142.17)%

Revenue. We generate revenue from sales of our cleaning products. Our revenue increased by $467,861, or 29.15%, to $2,072,834 for the year ended June 30, 2025 from $1,604,973 for the year ended June 30, 2024. The increase is primarily driven by sales to a new customer, KBS, as described above. As of June 30, 2025, we recognized $876,568 in revenue from KBS under an approximately $1.4 million purchase order issued by KBS.

Cost of sales. Our cost of sales consists of raw materials, components, labor, demo expenses and warranty reserves. Our cost of sales increased by $277,208, or 34.26%, to $1,086,369 for the year ended June 30, 2025 from $809,161 for the year ended June 30, 2024. As a percentage of revenue, cost of sales increased from 50.42% for the year ended June 30, 2024 to 52.41% for the year ended June 30, 2025. The increase is the result of higher year-over-year revenue and an increase in indirect costs such as demo expense, R&D, and warranty reserve.

Gross profit. As a result of the foregoing, our gross profit increased by $190,653, or 23.96%, to $986,465 for the year ended June 30, 2025 from $795,812 for the year ended June 30, 2024. As a percentage of revenue, gross profit decreased from 49.58% for the year ended June 30, 2024 to 47.59% for the year ended June 30, 2025.

General and administrative expenses. Our general and administrative expenses consist primarily of personnel expenses, including employee salaries and bonuses plus related payroll taxes, stock based compensation expense, professional advisor fees, bad debts, rent expense, insurance and other expenses incurred in connection with general operations. Our general and administrative expenses increased by $4,609,819, or 186.52%, to $7,081,299 for the year ended June 30, 2025 from $2,471,480 for the year ended June 30, 2024. As a percentage of revenue, our general and administrative expenses increased from 153.99% for the year ended June 30, 2024 to 341.62% for the year ended June 30, 2025. This increase was primarily due to increases of $2,532,272 in non-cash stock compensation expense, $351,071 in payroll and benefits related to an increase in headcount, $1,022,152 in professional and consulting fees, $261,250 of intangibles impairment, and $223,376 in director and officer insurance. The increase in professional fees and director and officer insurance is directly related to our listing on NYSE American in April 2024, as fiscal 2025 includes a full year of such fees.

Advertising expenses. Our advertising expenses consist of vendor trade shows and various trade publications. Our advertising expenses decreased by $23,409, or 20.18%, to $92,598 for the year ended June 30, 2025 from $116,007 for the year ended June 30, 2024. As a percentage of revenue, our advertising expenses decreased from 7.23% for the year ended June 30, 2024 to 4.47% for the year ended June 30, 2025. Such a decrease was primarily due to a decrease in trade shows attended in fiscal 2025.

Depreciation and amortization expense. We incurred depreciation and amortization expense of $198,909, or 9.60% of revenue, for the year ended June 30, 2025, as compared to $155,059, or 9.66% of revenue, for the year ended June 30, 2024. The increase is due to amortization expense associated with additional intangibles acquired with the asset acquisition of Sanzonate in April 2025.

Interest expense, net. We incurred interest expense, net, of $356,054, or 17.18% of revenue, for the year ended June 30, 2025, as compared to $335,008, or 20.87% of revenue, for the year ended June 30, 2024. The increase is primarily due to an increase in note payables.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $6,742,275 for the year ended June 30, 2025, as compared to $2,281,742 for the year ended June 30, 2024, an increase of $4,460,533, or 195.49%.

Liquidity and Capital Resources

Our company has incurred losses and negative cash flows from operations. From October 17, 2022 (the date of the acquisition) through June 30, 2025, we have financed our operations primarily through private investor funding and an initial public offering. As of June 30, 2025, we had cash and cash equivalents of $1,460,997. For the year ended June 30, 2025, we had a net loss of $6,742,275 and cash used in operating activities of $2,337,659.

Management believes that currently available resources will not be sufficient to fund our planned expenditures over the next 12 months, which raises substantial doubt about our company’s ability to continue as a going concern for 12 months from the balance sheet date as of June 30, 2025.

We will be dependent upon the raising of additional capital through equity and/or debt financing in order to implement our business plan and generate sufficient revenue in excess of costs. If we raise additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of our class B common stock. If we raise additional funds by issuing debt, we may be subject to limitations on its operations, through debt covenants or other restrictions. There is no assurance that we will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on our financial condition. The accompanying consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern.

The accompanying consolidated financial statements have been prepared on a going concern basis under which our company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the years ended June 30, 2025 and 2024.

	Years Ended June 30,
	2025	2024
Net cash used in operating activities	$(2,337,659)	$(1,547,880)
Net cash used in investing activities	(614,181)	(10,438)
Net cash provided by financing activities	2,374,967	3,181,735
Effect of exchange rate changes on cash and cash equivalents	21,259	-
Net increase (decrease) in cash	(555,614)	1,623,417
Cash at beginning of year	2,016,611	393,194
Cash at end of year	$1,460,997	$2,016,611

Net cash used in operating activities was $2,337,659 for the year ended June 30, 2025, as compared to $1,547,880 for the year ended June 30, 2024. For the year ended June 30, 2025, our net loss of $6,742,275, offset by non-cash stock based compensation of $3,203,230, were the primary drivers of net cash used in operating activities. For the year ended June 30, 2024, our net loss of $2,281,741, offset by non-cash stock based compensation of $670,958, were the primary drivers of net cash used in operating activities.

Net cash used in investing activities was $614,181 for the year ended June 30, 2025, as compared to $10,438 for the year ended June 30, 2024. The net cash used in investing activities for the year ended June 30, 2025 consisted of $581,792 cash used in the acquisition of the assets of Sanzonate and purchases of property and equipment of $32,389, while the net cash used investing activities for the year ended June 30, 2024 consisted entirely of purchases of property and equipment.

Net cash provided by financing activities was $2,374,967 for the year ended June 30, 2025, as compared to $3,181,735 for the year ended June 30, 2024. Net cash provided by financing activities for the year ended June 30, 2025 consisted of proceeds from the issuance of promissory notes and warrants of $1,510,000, proceeds from the issuance of original issue discount notes of $500,000, proceeds from the exercise of warrants of $403,171 and proceeds from related party loans of $332,193, offset by payments of notes payable of $316,920 and payments for deferred offering costs of $53,477, while net cash provided by financing activities for the year ended June 30, 2024 consisted of proceeds from the issuance of class B common stock pursuant to the initial public offering of $4,233,875 (net of offering costs) and proceeds from the issuance of convertible notes of $225,000, offset by payments for deferred offering costs of $587,573, repayments of notes of $480,667 and repayments of related party loans of $208,900.

Debt

Please see Notes 11 and 12 to the accompanying consolidated financial statements for a description of the terms of our outstanding debt.

Contractual Obligations

Our principal commitments consist mostly of obligations under the loans described in Notes 11 and 12 to the accompanying consolidated financial statements. We also have a non-cancellable operating lease commitment for our office facility expiring in 2028 as described in Note 16 to the accompanying consolidated financial statements. Other than the foregoing, as of June 30, 2025, we did not have other long-term debt obligations, capital (finance) lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected on our statements of financial position.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

The following discussion relates to critical accounting policies for our company. The preparation of financial statements in conformity with United States generally accepted accounting principles, or GAAP, requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial condition and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

Revenue Recognition. We generate revenues from sales of our products and recognize revenue as control of the products is transferred to customers, which is generally at the time of shipment based on the contractual terms with our customers. We provide customer programs and incentive offerings, including growth incentives and volume-based incentives. These customer programs and incentives are considered variable consideration. We include in revenue variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the variable consideration is resolved. This determination is made based upon known customer program and incentive offerings at the time of sale, and expected sales volume forecasts as it relates to our volume-based incentives. This determination is updated every reporting period. For the years ended June 30, 2025 and 2024, customer growth and volume-based incentives were minimal. Certain product sales include a 2-year manufacturer’s warranty that provides the customer with assurance that the product performs as intended. Such warranties are assurance-type warranties and are accounted for as contingencies under ASC 460-10.

Asset Acquisitions. Acquisitions of assets that do not meet the definition of a business are accounted for using the cost accumulation and allocation model. The cost accumulation and allocation model requires us to measure the assets acquired based on their cost, which is then allocated to the assets on a relative fair value basis. The cost of the assets includes direct acquisition-related costs such as fees paid to external advisors, attorneys, and accountants. When the cost of the acquired assets is greater than the fair value of the group, the excess cost is allocated to the nonfinancial assets acquired. Contingent consideration included in an asset acquisition is first assessed as to whether it qualifies as a derivative instrument. If it does, we would measure the contingent consideration at fair value with changes in fair value reported in earnings. If the contingent consideration is not a derivative instrument, we will recognize the contingent consideration when it is probable and estimable and subsequent changes are recorded as adjustments to the carrying amount of the assets acquired. Determining the fair value of assets acquired, for purposes of allocating cost based on their relative fair values, requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates, and selection of comparable companies. Estimates of fair value are based on assumptions believed to be reasonable, but are inherently uncertain and unpredictable and, as a result, actual results may differ from those estimates.

Intangible Assets. Intangible assets primarily consist of existing technology, distribution agreements, licenses, and trademarks obtained as a result of the acquisitions on October 17, 2022 and April 15, 2025. Intangible assets with definite lives are amortized based on their pattern of economic benefit over their estimated useful lives and reviewed periodically for impairment. Our trademarks are deemed to have an indefinite life. The estimated useful life of the acquired technology is 15 years while the estimated useful lives of the distribution agreements and licenses is 5 years.

Impairment of Long-Lived Assets. Long-lived assets consist primarily of property and equipment and intangible assets. Long-lived assets are tested for impairment when events and circumstances indicate the assets might be impaired by first comparing the estimated future undiscounted cash flows of the asset or asset group to the carrying value. If the carrying value exceeds the estimated future undiscounted cash flows, an impairment loss is recognized based on the amount that the carrying value exceeds the fair value of the asset or asset group. As a result of the analysis, we recognized an impairment loss of $261,250 in general and administrative expenses on our customer relationship intangible asset during the year ended June 30, 2025. No other long-lived assets were determined to be impaired for the years ended June 30, 2025 and 2024. Subsequent evaluations will be performed annually on June 30, per our policy.

Impairment of Goodwill. We evaluate goodwill for impairment annually, as of June 30, or more frequently when indicators of impairment exist. We consider qualitative factors including market conditions, legal factors, operating performance indicators, and competition, among others, to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill. If we conclude that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we perform a quantitative impairment test. In performing the quantitative impairment test, we compare the fair value of its reporting unit to the carrying amount including the goodwill of the reporting unit. If the carrying value, including goodwill, exceeds the reporting unit’s fair value, we will recognize an impairment loss for the amount by which the carrying amount exceeds the reporting unit’s fair value. We performed our annual evaluation of goodwill on June 30, 2025. Based on the analysis, we did not recognize an impairment loss during the year ended June 30, 2025. Subsequent evaluations will be performed annually on June 30, per our policy.

Stock-based Compensation. Compensation expense is recognized for all share-based payments to employees and non-employees, including stock options, restricted stock awards, and warrants, in the statements of operation based on the fair value of the awards that are granted. As necessary, our stock price at the date of grant was estimated using an acceptable valuation technique such as the probability-weighted expected return model. The fair value of stock options and warrants are estimated at the date of grant using the Black-Scholes option-pricing model. The fair value of restricted stock awards is based on the fair market value of our class B common stock on the date of grant. Compensation expense for restricted stock awards with performance-based vesting conditions is calculated based on the number of awards that are expected to vest during the performance period if it is probable that the performance metrics will be achieved. Generally, measured compensation cost, net of actual forfeitures, is recognized on a straight-line basis over the vesting period of the related share-based compensation award. We account for forfeitures of stock-based awards as they occur.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure information required to be disclosed in our reports that we file or furnish pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal financial officer), as appropriate to allow for timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weaknesses in internal control over financial reporting described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer and principal financial and accounting officer, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2025. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of June 30, 2025, our internal control over financial reporting was not effective due to the following material weaknesses:

●	We lack a sufficient number of trained professionals with the expertise to design, implement, and execute a formal risk assessment process and formal accounting policies, procedures, and controls over accounting and financial reporting to ensure the timely and accurate recording of financial transactions while maintaining a segregation of duties.

●	We lack a sufficient number of trained professionals with the appropriate GAAP technical expertise to identify, evaluate, and account for complex transactions and review valuation reports prepared by external specialists.

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

While we are implementing these measures, we cannot assure you that these efforts will remediate our material weaknesses and significant deficiencies in a timely manner, or at all, or prevent restatements of our financial statements in the future. If we are unable to successfully remediate our material weaknesses, or identify any future significant deficiencies or material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, and the market price of our class B common stock may decline as a result.

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

As a smaller reporting company, we are not required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm in this report.

Changes in Internal Controls over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

Except for the matters described above, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the fourth quarter of fiscal year 2025 but was not reported.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of fiscal year 2025.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after June 30, 2025 in connection with the solicitation of proxies for our 2025 annual meeting of stockholders, or the 2025 Proxy Statement, and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a) List of Documents Filed as a Part of This Report:

(1) Index to Financial Statements:

(2) Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the consolidated financial statements or the notes thereto, or because it is not required.

(3) Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description
3.1	Articles of Incorporation of CleanCore Solutions, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on October 10, 2023)
3.2	Bylaws of CleanCore Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on October 10, 2023)
4.1*	Description of Securities of CleanCore Solutions, Inc.
4.2	Common Stock Purchase Warrant issued by CleanCore Solutions, Inc. to Boustead Securities, LLC on June 9, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 11, 2025)
4.3	Common Stock Purchase Warrant issued by CleanCore Solutions, Inc. to Boustead Securities, LLC on June 9, 2025 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on June 11, 2025)
4.4	Form of Common Stock Purchase Warrant issued by CleanCore Solutions, Inc. on April 16, 2025 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on April 21, 2025)
4.5	Common Stock Purchase Warrant issued by CleanCore Solutions, Inc. to Sanzonate Global Inc. on April 15, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 21, 2025)
4.6*	Common Stock Purchase Warrant issued by CleanCore Solutions, Inc. to MARS Capital Technologies LLC on July 11, 2024
4.7*	Common Stock Purchase Warrant issued by CleanCore Solutions, Inc. to MARS Capital Technologies LLC on July 11, 2024
4.8*	Common Stock Purchase Warrant issued by CleanCore Solutions, Inc. to MARS Capital Technologies LLC on July 11, 2024
4.9*	Common Stock Purchase Warrant issued by CleanCore Solutions, Inc. to MARS Capital Technologies LLC on July 11, 2024
4.10	Common Stock Purchase Warrant issued by CleanCore Solutions, Inc. to Boustead Securities, LLC on April 30, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 1, 2024)
10.1	Sales Agreement, dated as of June 20, 2025, between CleanCore Solutions, Inc. and Curvature Securities LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on June 20, 2025)
10.2	Asset Purchase Agreement, dated February 21, 2025, among CleanCore Global Limited, Sanzonate Europe Inc. and Sanzonate Global Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 26, 2025)
10.3	Amendment No. 1 to Asset Purchase Agreement, dated April 15, 2025, among CleanCore Global Limited, Sanzonate Europe Ltd. and Sanzonate Global Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 21, 2025)
10.4	10% Subordinated Promissory Note issued by CleanCore Global Limited to Sanzonate Europe Ltd. on April 15, 2025 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 21, 2025)
10.5*	Memorandum of Understanding, dated January 10, 2025, between CleanCore Solutions, Inc. and Kellermeyer Bergensons Services, LLC
10.6	Product Development Proposal, dated August 20, 2024, between CleanCore Solutions, Inc. and Business International Incorporation (incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K filed on September 20, 2024)
10.7	Agreement, dated July 27, 2023, between Nebraska C. Ozone, LLC and CleanCore Solutions, Inc. (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 filed on October 10, 2023)
10.8*	Original Issue Discount Promissory Note issued by CleanCore Solutions, Inc. to Larry Little on June 30, 2025
10.9*	12% Unsecured Promissory Note issued by CleanCore Solutions, Inc. to John H. Nelson on June 6, 2025
10.10	Form of 12% Unsecured Promissory Note issued by CleanCore Solutions, Inc. on April 16, 2025 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on April 21, 2025)

10.11	Promissory Note issued by CleanCore Solutions, Inc. to Garry Hollst on December 24, 2024 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on December 31, 2024)
10.12	Amended and Restated Promissory Note issued by CleanCore Solutions, Inc. to Garry Hollst on May 2, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on May 7, 2025)
10.13	20% Original Issue Discount Promissory Note issued by CleanCore Solutions, Inc. to Clayton Adams on December 24, 2024 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on December 31, 2024)
10.14	Note Sale Assignment and Cancellation Agreement, dated January 27, 2025, among Clayton Adams, Travis Buchanan and CleanCore Solutions, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 31, 2025)
10.15	20% Original Issue Discount Promissory Note issued by CleanCore Solutions, Inc. to Clayton Adams on January 27, 2025 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on January 31, 2025)
10.16	Note Amendment Agreement, dated May 2, 2025, between CleanCore Solutions, Inc. and Clayton Adams (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on May 7, 2025)
10.17	20% Original Issue Discount Promissory Note issued by CleanCore Solutions, Inc. to Travis Buchanan on January 27, 2025 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on January 31, 2025)
10.18	Note Amendment Agreement, dated May 2, 2025, between CleanCore Solutions, Inc. and Travis Buchanan (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on May 7, 2025)
10.19	Promissory Note issued by CleanCore Solutions, Inc. to Garry Rohwer on December 24, 2024 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on December 31, 2024)
10.20	Amended and Restated Promissory Note issued by CleanCore Solutions, Inc. to Burlington Capital, LLC on May 31, 2024 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on June 6, 2024)
10.21	Loan Agreement, dated March 26, 2024, between CleanCore Solutions, Inc. and Clayton Adams (incorporated by reference to Exhibit 10.14 to Amendment No. 6 to the Registration Statement on Form S-1/A filed on March 27, 2024)
10.22	Revolving Credit Note issued by CleanCore Solutions, Inc. to Clayton Adams on March 26, 2024 (incorporated by reference to Exhibit 10.15 to Amendment No. 6 to the Registration Statement on Form S-1/A filed on March 27, 2024)
10.23	Settlement and Release Agreement, dated June 6, 2025, among Matthew Atkinson, CleanCore Solutions, Inc., Clayton Adams and David Enholm (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 11, 2025)
10.24*	Settlement Agreement, dated June 5, 2025, between Boustead Securities, LLC and CleanCore Solutions, Inc.
10.25	Business Property Lease, dated November 9, 2022, between RMR Mercury I-80, LLC and CleanCore Solutions, Inc. (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed on October 10, 2023)
10.26	Business Property Lease Amendment, dated October 3, 2023, between RMR Mercury I-80, LLC and CleanCore Solutions, Inc. (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 filed on October 10, 2023)
10.27	Business Property Lease Second Amendment, dated March 20, 2024, between RMR Mercury I-80, LLC and CleanCore Solutions, Inc. (incorporated by reference to Exhibit 10.18 to Amendment No. 6 to the Registration Statement on Form S-1/A filed on March 27, 2024)
10.28†	Consulting Agreement, dated April 1, 2024, between CleanCore Solutions, Inc. and Birddog Capital, LLC (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K filed on September 20, 2024)
10.29†	Amendment No. 1 to Consulting Agreement, dated June 11, 2025, between CleanCore Solutions, Inc. and Birddog Capital, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 17, 2025)
10.30†	Employment Agreement, dated March 27, 2023, between CleanCore Solutions, Inc. and David Enholm (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 filed on October 10, 2023)

10.31†	Amendment No. 1 to Executive Employment Agreement, dated May 1, 2025, between CleanCore Solutions, Inc. and David Enholm (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on May 7, 2025)
10.32†	Employment Agreement, dated January 1, 2025, between CleanCore Solutions, Inc. and Travis Buchanan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2025)
10.33†	Employment Agreement, dated January 1, 2025, between CleanCore Solutions, Inc. and Gary Hollst (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 7, 2025)
10.34	Form of Independent Director Agreement between CleanCore Solutions, Inc. and each independent director and each director nominee (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1 filed on October 10, 2023)
10.35	Form of Indemnification Agreement between CleanCore Solutions, Inc. and each independent director and each director nominee (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 filed on October 10, 2023)
10.36†	CleanCore Solutions, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on July 23, 2025)
10.37†	Amendment No. 1 to CleanCore Solutions, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 to Amendment No. 2 to the Registration Statement on Form S-1/A filed on January 9, 2024)
10.38†	Amendment No. 2 to CleanCore Solutions, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 filed on July 23, 2025)
10.39†	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1 filed on October 10, 2023)
10.40†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1 filed on October 10, 2023)
10.41†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1 filed on October 10, 2023)
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed on September 20, 2024)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed on September 20, 2024)
21.1*	List of Subsidiaries
23.1*	Consent of TAAD, LLP
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed on September 20, 2024)
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith
**	Furnished herewith
†	Executive compensation plan or arrangement

ITEM 16. FORM 10-K SUMMARY.

None.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of CleanCore Solutions, Inc. and its Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CleanCore Solutions, Inc. and its Subsidiary(“the Company”) as of June 30, 2025 and 2024, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the two-year periods ended June 30, 2025 and 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for the two-year periods ended June 30, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit and negative cash flows from operations. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ TAAD, LLP

We have served as the Company’s auditor since 2022

Diamond Bar, CA

August 22, 2025

CLEANCORE SOLUTIONS, INC.

CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,460,997	$2,016,611
Accounts receivable, net	657,683	467,286
Inventory, net	1,347,693	672,326
Deferred offering costs	124,062	-
Prepaid expenses and other current assets	227,564	55,365
Total current assets	3,817,999	3,211,588
Property and equipment, net	32,548	10,572
Right of use assets	394,415	524,818
Intangibles, net	1,974,509	1,486,923
Goodwill	2,237,910	2,237,910
Other assets	9,440	9,440
Total assets	$8,466,821	$7,481,251

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,380,285	$573,956
Deferred revenue	-	10,395
Lease liability – current	145,005	131,887
Note payable – current	690,112	698,149
Note payable – related party	415,241	-
Due to related parties	216,895	91,119
Total current liabilities	2,847,538	1,505,506
Lease liability – non-current	273,099	418,104
Note payable – non-current	3,880,202	1,821,184
Total liabilities	7,000,839	3,744,794

Commitments and contingencies (Note 16)

Stockholders’ Equity
Class A Common Stock; $0.0001 par value, 50,000,000 shares authorized; 1,875,795 and 270,000 shares issued and outstanding as of June 30, 2025 and 2024, respectively	188	27
Class B Common Stock; $0.0001 par value, 250,000,000 shares authorized; 9,961,227 and 7,960,919 shares issued and outstanding as of June 30, 2025 and 2024, respectively	996	796
Additional paid-in capital	15,490,763	11,040,583
Other comprehensive income	21,259	-
Accumulated deficit	(14,047,224)	(7,304,949)
Total stockholders’ equity	1,465,982	3,736,457
Total liabilities and stockholders’ equity	$8,466,821	$7,481,251

The accompanying notes are an integral part of these consolidated financial statements.

CLEANCORE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2025	2024
Revenue, net	$2,072,834	$1,604,973
Cost of sales (exclusive of depreciation shown separately below)	1,086,369	809,161
Gross profit	986,465	795,812
Operating expenses:
General and administrative	7,081,299	2,471,480
Advertising expense	92,598	116,007
Depreciation and amortization expense	198,909	155,059
Loss from operations	(6,386,341)	(1,946,734)
Interest expense, net	356,054	335,008
Foreign exchange gain	120	-
Net loss	$(6,742,275)	$(2,281,742)
Foreign currency translation adjustment	21,259	-
Total comprehensive loss	$(6,721,016)	(2,281,742)

Net loss per share of Class A and Class B stock, basic and diluted	$(0.79)	$(0.49)
Weighted average shares used in computing net loss per Class A share, basic and diluted	228,891	350,192
Weighted average shares used in computing net loss per Class B share, basic and diluted	8,320,481	4,311,142

The accompanying notes are an integral part of these consolidated financial statements.

CLEANCORE SOLUTIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Series Seed Preferred Stock		Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at July 1, 2024	4,000,000	$400	660,000	$66	1,795,940	$180	$6,768,775	$-	$(5,023,207)	$1,746,214
Conversion of class A common stock into class B common stock	-	-	(4,390,000)	(439)	4,390,000	439	-	-	-	-
Conversion of series seed preferred stock into class A common stock	(4,000,000)	(400)	4,000,000	400	-	-	-	-	-	-
Issuance of class B common stock pursuant to initial public offering, net of issuance and deferred offering costs of $1,656,453	-	-	-		1,250,000	125	3,343,422	-	-	3,343,547
Issuance of class B common stock pursuant to convertible notes	-	-	-	-	257,479	25	257,455	-	-	257,480
Issuance of non-qualified stock options – 2022 Equity Incentive Plan	-	-	-	-	-	-	126,975	-	-	126,975
Issuance of class B common stock upon vesting of restricted stock units – 2022 Equity Incentive Plan	-	-	-	-	92,500	9	320,017	-	-	320,026
Issuance of restricted stock awards – 2022 Equity Incentive Plan	-	-	-	-	175,000	18	51,086	-	-	51,104
Stock based compensation – 2022 Equity incentive plan	-	-	-	-	-	-	172,853	-	-	172,853
Net loss for the period	-	-	-	-	-	-	-	-	(2,281,742)	(2,281,742)
Balance at June 30, 2024	-	$-	270,000	$27	7,960,919	$796	$11,040,583	-	$(7,304,949)	$3,736,457
Conversion of class A common stock into class B common stock	-	-	(270,000)	(27)	270,000	27	-	-	-	-
Issuance of class A common stock upon exercise of options	-	-	1,875,795	188	-	-	-	-	-	188
Issuance of class B common stock upon vesting of restricted stock units – 2022 Equity Incentive Plan	-	-	-	-	174,278	18	262,199	-	-	262,217
Issuance of restricted stock awards – 2022 Equity Incentive Plan	-	-	-	-	563,172	56	1,930,406	-	-	1,930,462
Issuance of Class B common stock upon exercise of warrants	-	-	-	-	331,657	33	403,138	-		403,171
Issuance of Class B common stock pursuant to convertible notes	-	-	-	-	307,701	31	344,594	-	-	344,625
Issuance of Class B common stock upon settlement of debt	-	-	-	-	133,500	13	299,987	-	-	300,000
Issuance of class B common stock under separation agreement	-	-	-	-	20,000	2	55,313	-	-	55,315
Issuance of class B common stock under settlement agreement	-	-	-	-	200,000	20	-	-	-	20
Stock based compensation – 2022 Equity incentive plan	-	-	-	-	-	-	955,046	-	-	955,046
Modification of related party debt	-	-	-	-	-	-	18,022	-	-	18,022
Acquisition-related costs	-	-	-	-	-	-	181,475	-	-	181,475
Currency translation adjustment	-	-	-	-	-	-	-	21,259	-	21,259
Net loss for the period	-	-	-	-	-	-	-	-	(6,742,275)	(6,742,275)
Balance at June 30, 2025	-	$-	1,875,795	$188	9,961,227	$996	$15,490,763	$21,259	$(14,047,224)	$1,465,982

The accompanying notes are an integral part of these consolidated financial statements.

CLEANCORE SOLUTIONS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(6,742,275)	$(2,281,742)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	203,777	155,059
Accretion of note payable discount	83,048	5,250
Non cash interest expense	344,886	85,593
Stock based compensation	3,203,230	670,958
Non cash lease expense	(1,484)	5,308
Reversal of contingent liability	(111,987)	-
Modification of related party debt	18,022	-
Provision for bad debt and write-off on uncollectable accounts	221,241	37,498
Impairment of intangibles	261,250	-
Foreign exchange (gain)/loss	(120)	-
Changes in operating assets and liabilities:
Accounts receivable	(138,859)	(271,224)
Inventory	(326,958)	(211)
Prepaid expenses	(172,198)	80,301
Deferred revenue	(10,395)	10,395
Due to related parties	216,896	-
Accounts payable and accrued liabilities	614,267	(45,065)
Net cash used in operating activities	(2,337,659)	(1,547,880)

Investing activities
Purchase of property and equipment	(32,389)	(10,438)
Cash used in acquisition	(581,792)	-
Net cash used in investing activities	(614,181)	(10,438)

Financing activities
Proceeds from issuance of class B common stock pursuant to initial public offering, net of issuance costs	-	4,233,875
Proceeds from issuance of convertible notes	-	225,000
Proceeds from related party loans	332,193	-
Proceeds from issuance of promissory notes and warrants	1,510,000	-
Proceeds from exercise of warrants	403,171	-
Proceeds from issuance of original issue discount notes	500,000	-
Payments for deferred offering costs	(53,477)	(587,573)
Payments on notes payable	(316,920)	(480,667)
Repayments of loans due to related parties	-	(208,900)
Net cash provided by financing activities	2,374,967	3,181,735

Effect of exchange rate changes on cash and cash equivalents	21,259	-
Net increase (decrease) in cash	(555,614)	1,623,417
Cash and cash equivalents at beginning of year	2,016,611	393,194
Cash and cash equivalents at the end of year	$1,460,997	$2,016,611

Supplementary cash flow disclosure
Cash paid for interest	$48,830	$436,346

Supplementary schedule of non-cash investing and financing activities
Shares issued for conversion from convertible note payable	$-	$257,480
Unpaid deferred offering costs	$70,585	$-
Debt to equity conversion	$644,625	$-
Issuance of debt in connection with acquisition	$800,000	$-
Issuance of warrants in connection with acquisition	$181,475	$-
Fair value of assets acquired	$1,563,267	$-

The accompanying notes are an integral part of these consolidated financial statements.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

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

Initial Public Offering

On April 30, 2024, the Company closed its initial public offering of 1,250,000 shares of class B common stock at a price to the public of $4.00 per share for gross offering proceeds of $5,000,000, before deducting underwriting discounts, commissions, and offering expenses payable by the Company. After deducting underwriting discounts, commissions and other offering costs, the Company received net proceeds of $3,343,547.

Liquidity

The Company has incurred losses and negative cash flows from operations. From October 17, 2022 (the date of the acquisition) through June 30, 2025, the Company has financed its operations primarily through investor funding. As of June 30, 2025, the Company had cash of $1,460,997. For the year ended June 30, 2025, the Company had a net loss of $6,742,275 and cash used in operating activities of $2,337,659. In accordance with Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern, management is required to perform a two-step analysis over the Company’s ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date the consolidated financial statements are issued. If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt.

Despite the initial public offering described above, management believes that currently available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. These factors, individually and collectively, indicate that a material uncertainty exists that raises substantial doubt about the Company’s ability to continue as a going concern for 12 months from the balance sheet date as of June 30, 2025.

The Company will be dependent upon the raising of additional capital through equity and/or debt financing in order to implement its business plan and generate sufficient revenue in excess of costs. If the Company raises additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock. If the Company raises additional funds by issuing debt, the Company may be subject to limitations on its operations, through debt covenants or other restrictions. There is no assurance that the Company will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on the Company’s financial condition. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The accompanying consolidated financial statements have been prepared on a going concern basis under which the Company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

Use of Estimates

The preparation of the Company’s consolidated financial statements require management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure in the Company’s consolidated financial statements and accompanying notes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from management’s estimates. Significant estimates and assumptions made by the Company are allowance for bad debt, useful lives of fixed assets, warranty liabilities, accrued contingent liabilities, and allowance for inventory obsolescence.

Foreign Currency

The Company’s consolidated financial statements are reported in U.S. Dollars (“USD”), the CleanCore US’s functional currency. The functional currency for the subsidiary in Ireland, CleanCore Global, is the Euro (“EUR”). The translation of EUR into USD is performed for balance sheet accounts using the exchange rates in effect as of the balance sheet date and for revenues and expense accounts using an average exchange rate prevailing during the respective period. The gains or losses resulting from such translation are reported as currency translation adjustments under other comprehensive income/loss, or under accumulated other comprehensive income/loss as a separate component of equity.

Monetary assets and liabilities of the Company that are denominated in currencies other than EUR are translated into their respective functional currency at the rates of exchange prevailing on the balance sheet date. Transactions of the Company that are denominated in currencies other than EUR are translated into the respective functional currencies at the average exchange rate prevailing during the period of the transaction. The gains or losses resulting from foreign currency transactions are included in the consolidated statements of operations.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss), net of tax. Other comprehensive income (loss), net of tax, refers to revenue, expenses, gains, and losses that under U.S. GAAP are recorded as an element of stockholders’ equity but are excluded from net income (loss). The Company’s other comprehensive income (loss), net of tax, consists of foreign currency translation adjustments that result from consolidation of its foreign entity.

Risks and Uncertainties

The Company is subject to a number of risks similar to other early-stage companies including, but not limited to, profitability, the need for additional financing to achieve its business strategy, ability to obtain regulatory approval, significant competition, and dependence on key individuals.

Cash and Cash Equivalents

Cash consists of cash in readily available checking and money market accounts. Cash is recorded at cost, which approximates fair value. As of June 30, 2025 and 2024, cash balances were deposited at a major financial institution. Cash balances are subject to minimal credit risk as the balances are with high credit quality financial institutions.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

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

Major Customers

The Company had two customers that accounted for 42% and 17% of its revenues for the year ended June 30, 2025 and one customer that accounted for 14% of its revenues for the year ended June 30, 2024. Collateral is not required for customer accounts receivable balances. The Company maintains an allowance for doubtful accounts as described in “Accounts Receivable” below. The Company had one customer that accounted for 47% of total accounts receivable as of June 30, 2025 and two customers that accounted for 28% each of total accounts receivable as of June 30, 2024.

Major Vendors

The Company has a single vendor for each of its two main products from whom it exclusively purchases a major component. The Company expects to maintain this relationship with the vendor; however, it does have a contingency plan in place to use other vendors if necessary, which would result in minor production delays.

Accounts Receivable

Accounts receivable is comprised of trade receivables from the Company’s customers. Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company established an allowance for bad debt of accounts receivables based on a percentage assigned to aged days outstanding categories. The Company recorded an allowance for doubtful accounts of $122,009 and $2,535 as of June 30, 2025 and 2024, respectively.

Inventory

Inventory consists of parts, work in progress and finished goods. The Company values parts and finished goods at the lower of the actual costs or net realizable value. The Company values work in progress at cost. The Company periodically reviews inventory for obsolete and potentially impaired items. As of June 30, 2025 and 2024, the Company maintained an allowance for slow-moving and inventory obsolescence of $37,420 and $14,791, respectively.

Leases

The Company accounts for leases in accordance with ASC Topic 842 (Topic 842), Leases. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. The lease liability is measured as the present value of the unpaid lease payments, and the right-of-use asset value is derived from the calculation of the lease liability. Operating leases are included in right-of-use assets, current lease liabilities, and noncurrent lease liabilities in the consolidated balance sheet.

Lease payments include fixed and in-substance fixed payments, variable payments based on an index or rate, reasonably certain purchase options, termination penalties, and probable amounts the lessee will owe under a residual value guarantee. Variable lease payments are recognized as lease expenses as incurred, and generally relate to variable payments made based on the level of services provided by the landlords of the leases. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term within general and administrative expenses in the consolidated statement of operations.

The Company uses its estimated incremental borrowing rate, which is derived from information available at the lease commencement date, in determining the present value of lease payments because the Company does not have the information necessary to determine the rate implicit in the lease. The Company’s lease term includes any option to extend the lease when it is reasonably certain to be exercised based on consideration of all relevant factors. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet and the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2025 AND 2024

Business Combinations

Business combinations are accounted for using the acquisition method. The fair value of total purchase consideration is allocated to the fair values of identifiable tangible and intangible assets acquired and liabilities assumed, with the remaining amount being classified as goodwill. All assets, liabilities and contingent liabilities acquired or assumed in a business combination are recorded at their fair values at the date of acquisition. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates, and selection of comparable companies. Estimates of fair value are based on assumptions believed to be reasonable, but are inherently uncertain and unpredictable and, as a result, actual results may differ from those estimates. During the measurement period, not to exceed one year from the date of acquisition, the Company may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill. At the conclusion of the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations. Transaction costs associated with business combinations are expensed as incurred and are included in general and administrative expenses in the consolidated statements of operations.

Asset Acquisitions

Acquisitions of assets that do not meet the definition of a business are accounted for using the cost accumulation and allocation model. The cost accumulation and allocation model requires the Company to measure the assets acquired based on their cost, which is then allocated to the assets on a relative fair value basis. The cost of the assets includes direct acquisition-related costs such as fees paid to external advisors, attorneys, and accountants. When the cost of the acquired assets is greater than the fair value of the group, the excess cost is allocated to the nonfinancial assets acquired. Contingent consideration included in an asset acquisition is first assessed as to whether it qualifies as a derivative instrument. If it does, the Company would measure the contingent consideration at fair value with changes in fair value reported in earnings. If the contingent consideration is not a derivative instrument, the Company will recognize the contingent consideration when it is probable and estimable and subsequent changes are recorded as adjustments to the carrying amount of the assets acquired. Determining the fair value of assets acquired, for purposes of allocating cost based on their relative fair values, requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates, and selection of comparable companies. Estimates of fair value are based on assumptions believed to be reasonable, but are inherently uncertain and unpredictable and, as a result, actual results may differ from those estimates.

Intangible Assets

Intangible assets primarily consist of existing technology, distribution agreements, licenses, and trademarks obtained as a result of the acquisitions on October 17, 2022 and April 15, 2025. Intangible assets with definite lives are amortized based on their pattern of economic benefit over their estimated useful lives and reviewed periodically for impairment. The Company’s trademarks are deemed to have an indefinite life. The estimated useful life of the acquired technology is 15 years while the estimated useful lives of the distribution agreements and licenses is 5 years.

Impairment of Long-Lived Assets

Long-lived assets consist primarily of property and equipment and intangible assets. Long-lived assets are tested for impairment when events and circumstances indicate the assets might be impaired by first comparing the estimated future undiscounted cash flows of the asset or asset group to the carrying value. If the carrying value exceeds the estimated future undiscounted cash flows, an impairment loss is recognized based on the amount that the carrying value exceeds the fair value of the asset or asset group. As a result of the analysis, the Company recognized an impairment loss of $261,250 in general and administrative expenses on its customer relationship intangible asset during the year ended June 30, 2025. No other long-lived assets were determined to be impaired for the years ended June 30, 2025 and 2024. Subsequent evaluations will be performed annually on June 30, per the Company’s policy.

CLEANCORE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025 AND 2024

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

The Company performed its annual evaluation of goodwill on June 30, 2025. Based on the analysis, the Company did not recognize an impairment loss during the year ended June 30, 2025. Subsequent evaluations will be performed annually on June 30, per the Company’s policy.

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

Deferred Offering Costs

As of June 30, 2025, the Company incurred $124,062 of costs related to a sales agreement that the Company entered into on June 20, 2025, which allows the Company to issue additional shares of stock. In accordance with ASC 340-10-S99-1 and SEC Accounting Bulletin Topic 5A, specific incremental costs incurred directly attributable to a proposed offering of securities have been deferred, to be offset against gross proceeds of such offering. These deferred offering costs included fees paid to underwriters, attorney fees, accountants fees as well as printers and other third party expenses directly related to the offering. Costs such as management salaries or other general administrative expenses that are not incremental to the offering are expensed as incurred. As of June 30, 2025, the Company has not issued any additional shares.

Patent Costs

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. These costs are included in general and administrative expenses.

Advertising Costs

The Company reports as expense the cost of advertising and promoting its services as incurred. Such amounts totaled $92,598 and $116,007 for the year ended June 30, 2025 and 2024, respectively.

CLEANCORE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025 AND 2024

Stock-based Compensation

Compensation expense is recognized for all share-based payments to employees and non-employees, including stock options, restricted stock awards, and warrants, in the statements of operation based on the fair value of the awards that are granted. As necessary, the Company’s stock price at the date of grant was estimated using an acceptable valuation technique such as the probability-weighted expected return model. The fair value of stock options and warrants are estimated at the date of grant using the Black-Scholes option-pricing model. The fair value of restricted stock awards is based on the fair market value of the Company’s class B common stock on the date of grant. Compensation expense for restricted stock awards with performance-based vesting conditions is calculated based on the number of awards that are expected to vest during the performance period if it is probable that the performance metrics will be achieved. Generally, measured compensation cost, net of actual forfeitures, is recognized on a straight-line basis over the vesting period of the related share-based compensation award. The Company accounts for forfeitures of stock-based awards as they occur.

Revenue Recognition

The Company generates revenues from sales of its products and recognizes revenue as control of its products is transferred to its customers, which is generally at the time of shipment based on the contractual terms with the Company’s customers.

The Company provides customer programs and incentive offerings, including growth incentives and volume-based incentives. These customer programs and incentives are considered variable consideration. The Company includes in revenue variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the variable consideration is resolved. This determination is made based upon known customer program and incentive offerings at the time of sale and expected sales volume forecasts as it relates to the Company’s volume-based incentives. This determination is updated every reporting period. For the years ended June 30, 2025 and 2024, customer growth and volume-based incentives were minimal.

Certain product sales include a 2-year manufacturer’s warranty that provides the customer with assurance that the product performs as intended. Such warranties are assurance-type warranties and are accounted for as contingencies under ASC 460-10. Refer to Note 10 for warranty reserve.

Income Taxes

The Company accounts for income tax on the basis of the tax laws enacted at the balance sheet date in accordance with ASC 740, Income Taxes. The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized.

Tax positions are recognized if it is more-likely-than-not, based on technical merits, that the tax position will be realized or sustained upon examination. The term “more-likely-than-not” means a likelihood of more than 50%. The terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than-not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.

CLEANCORE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025 AND 2024

Net Loss per Share of Common Stock

Basic net loss per class A and class B common share is calculated by dividing the net loss distributed to class A and class B, respectively, by the weighted-average number of common shares of each respective class outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options, warrants and convertible debt are considered to be potentially dilutive securities. As of June 30, 2025 and 2024, there were 1,729,477 and 3,382,500, respectively, of potential common stock equivalents excluded from the diluted loss per share calculations as their effect is anti-dilutive. Because the Company has reported a net loss for the years ended June 30, 2025 and 2024, diluted net loss per common share is the same as basic net loss per common share for such years.

Segment reporting

Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the Chief Executive Officer as the chief operating decision maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM reviews financial information presented on a consolidated basis for the purposes of making operating decisions, fund raising, allocating resources and evaluating financial performance. Accordingly, the Company has determined that it operates in a single reporting segment.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The guidance in this update is effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has adopted this pronouncement for the fiscal year beginning July 1, 2024, which did not result in a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires measurement and recognition of expected credit losses for financial assets by requiring an allowance to be recorded as an offset to the amortized cost of such assets. The standard primarily impacts the amortized cost of the Company’s available-for-sale debt securities. The Company adopted this standard, which did not result in a material impact on its consolidated financial statements.

Accounting Pronouncements Pending Adoption

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid, and is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. The Company is currently evaluating the effects of this pronouncement on its financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires public companies to disaggregate key expense categories such as inventory purchases, employee compensation and depreciation in their financial statements. Further, in January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarifies the effective date of ASU 2024-03. The guidance is effective for all public entities with fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning afterDecember15, 2027. Early adoption is permitted. The Company is evaluating the impact that adoption of this provision may have on its consolidated financial statements.

CLEANCORE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025 AND 2024

In December 2024, the FASB issued ASU 2024-03, Debt—Debt with Conversion and Other Options (Subtopic 470- 20): Induced Conversions of Convertible Debt Instruments. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2025 (and interim reporting periods within those annual reporting periods). Early adoption is permitted as of the beginning of a reporting period if the entity has also adopted ASU 2020-06 for that period. The Company is evaluating the impact that adoption of this provision may have on its consolidated financial statements.

3. Disaggregated Revenue

The following table disaggregates revenue by product category for the following periods:

	Years Ended June 30,
	2025	2024
Janitorial and Sanitation	$1,811,870	$1,518,079
Ice System	66,691	19,495
Other	194,273	67,399
Total Revenue	$2,072,834	$1,604,973

The “Other” category of revenue consists primarily of sales of parts, accessories, shipping and handling, and equipment rental income.

4. Asset Acquisition

On April 15, 2025, the Company completed its acquisition of specified assts of Sanzonate Europe Ltd. (“Sanzonate”). Sanzonate was a former customer of the Company that produces products similar to the Company’s products. The assets acquired included accounts receivable, inventory, and intangibles. The intangibles consisted of a license issued by the European Organization for Technical Assessment to sell ozone products in the European Union (“EOTA license”), Sanzonate’s trade name, and distribution agreements. The Company also retained one sales representative and one administrative resource. The Company entered into this transaction to expand its presence in the European Union.

The total cost of the assets consisted of the following:

Consideration	Total Asset Cost
Cash	$425,000
Promissory note	800,000
Warrant	181,475
Direct acquisition-related costs	156,792
Total	$1,563,267

The promissory note is a 10% subordinated note with a principal amount of $800,000 bearing interest at ten percent (10%) per annum, payable quarterly, and is due and payable on April 15, 2027. The promissory note was issued at market and therefore, the carrying amount represents fair value. The warrant is for the purchase up to 425,000 shares of the Company’s class B common stock at an exercise price of $1.25 per share. The Company obtained an external valuation of the warrant noting a fair value of $181,475.

In addition, the transaction includes contingent consideration in the form of an earnout of up to $1,250,000 to the extent that Net Sales (as defined in the asset purchase agreement) achieve certain milestones during the five-year period beginning on the closing date. The Company determined that reaching such milestones was not probable as of the acquisition date and therefore, the contingent consideration was not included in the total cost of the assets acquired. If the Company determines that earnout payments will be made, the additional cost will be allocated to the non-financial assets in the period the payments are determined to be probable.

Management concluded that the transaction does not constitute a business combination and therefore will account for the transaction in accordance with ASC 805-50, Acquisition of Assets Rather than a Business.

The total cost of the assets was allocated to the acquired assets in accordance with ASC 805-50, Acquisition of Assets Rather than a Business, as follows:

CLEANCORE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025 AND 2024

Asset	Allocated Cost
Accounts receivable	$272,658
Inventory	348,222
EOTA license	339,877
Trade name	324,428
Distribution agreements	278,082
Total	$1,563,267

The accounts receivable were assessed for collectability and recorded at fair value as of the closing date. Similarly, inventory was reviewed for obsolescence and recorded at fair value as of the closing date.

The EOTA license allows the Company to sell ozone products in the European Union (“EU”). The EOTA license will be amortized over an estimated useful life of five years.

Sanzonate’s trade name will continue to be used, as necessary, when customers have preexisting relationship with Sanzonate. The trade name will be amortized over an estimated useful life of five years.

Sanzonate’s distribution agreements are agreements with distributors in the EU that sell product to end users. The Company intends to utilize the existing distributors, but also expand on both distributors and non-distributor customers in the EU. The distribution agreements will be amortized over an estimated useful life of five years.

The Company engaged a third-party valuation firm to determine the fair values of the intangible assets. The intangible assets were valued using a discounted cash flow method. Key inputs and assumptions include projected cash flows and the discount rate used to calculate the present value of such cash flows. In addition, all long-lived assets will be tested for impairment when events and circumstances indicate the assets might be impaired.

5. Accounts Receivable, Net

Accounts receivable, net consists of the following at:

	June 30, 2025	June 30, 2024
Trade accounts receivable	$779,692	$469,821
Allowance for doubtful accounts	(122,009)	(2,535)
Total accounts receivable, net	$657,683	$467,286

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following at:

	June 30, 2025	June 30, 2024
Prepaid inventory parts	$27,510	$5,277
Prepaid insurance	46,141	32,943
Prepaid certification and fees	101,141	3,172
Prepaid other	52,772	13,973
Total prepaid expenses and other current assets	$227,564	$55,365

7. Inventory

Inventory consists of the following at:

	June 30, 2025	June 30, 2024
Parts	$386,510	$503,004
Finished goods	998,603	184,112
Inventory reserve	(37,420)	(14,790)
Total inventory, net	$1,347,693	$672,326

CLEANCORE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025 AND 2024

The Company values inventory at the balance sheet date using the weighted average method. The Company recorded an inventory reserve of $37,420 and $14,790 as of June 30, 2025 and 2024, respectively.

8. Property and Equipment, Net

Property and equipment, net, consist of the following at:

	June 30, 2025	June 30, 2024
Equipment	$36,281	$8,217
Leasehold improvements	7,806	3,481
Total	44,087	11,698
Less: accumulated depreciation	(11,539)	(1,126)
Total property and equipment, net	$32,548	$10,572

Depreciation expense related to property and equipment was $10,414 and $1,063 for the years ended June 30, 2025 and 2024, respectively.

9. Intangible Assets

Intangible assets consist of the following at:

	June 30, 2025	June 30, 2024
Technology	$600,000	$600,000
Customer relationships	-	570,000
Distribution agreements	586,831	-
Trademarks	904,428	580,000
License	339,576	-
Total	2,430,835	1,750,000
Less: accumulated amortization	(456,326)	(263,077)
Total intangible assets, net	$1,974,509	$1,486,923

The Company holds 15 patents, which are included in technology. These patents cover the functions of the Company’s products that allow its machines to produce the ozone in the form of nanobubbles.

As a result of the Company’s annual impairment evaluation, an impairment loss on customer relationships of $261,250 was recorded as of June 30, 2025.

Amortization expense related to intangibles was $193,364 and $153,996 for the years ended June 30, 2025 and 2024, respectively.

10. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at:

	June 30, 2025	June 30, 2024
Accounts payable	$909,294	$176,077
Accrued interest	44,459	23,113
Accrued payroll and related expenses	111,437	59,943
Accrued pending litigation	-	112,005
Warranty reserve	69,734	96,636
Accrued severance	-	70,000
Accrued legal	70,425	32,259
Contract termination	100,000	-
Other accrued expenses	74,936	3,923
Total accounts payable and other accrued expenses	$1,380,285	$573,956

On June 6, 2025, the Company entered into a settlement and release agreement with its former Chief Executive Officer, which was effective June 21, 2025. This settlement required the Company to issue shares of class B common stock to an unrelated third party (Note 13) and released claims by each party, therefore the Company released the $112,005 pending litigation accrual into miscellaneous income for the year ended June 30, 2025.

CLEANCORE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025 AND 2024

11. Debt

Promissory Notes

On October 17, 2022, the Company issued a promissory note in the principal amount of $3,000,000 to Burlington Capital, LLC (“Burlington”), which bore interest at 7% per annum and was to mature on October 17, 2023. On September 13, 2023, the parties signed an extension agreement, pursuant to which the interest rate was increased to 10% per annum and the maturity date was extended to the earlier of (a) the closing of a firm commitment initial public offering and concurrent listing on a national securities exchange or (b) December 17, 2023. On December 17, 2023, the parties signed a second extension agreement, pursuant to which the maturity date was extended to the earlier of (a) the closing of a firm commitment initial public offering and concurrent listing on a national securities exchange or (b) April 4, 2024. On April 30, 2024, the Company and Burlington entered into an extension agreement which extended the maturity date to May 9, 2024.

On May 31, 2024, Burlington and Walker Water LLC (“WW”) entered into an allonge, assignment and agreement (the “Burlington Assignment Agreement”), pursuant to which Burlington agreed to transfer $633,840 of the note to WW. The Burlington Assignment Agreement also provided that the Company make a payment of $900,000 on May 31, 2024 to Burlington to reduce the principal amount of the note by $480,667 and pay the outstanding accrued interest of $419,333 in full. Also on May 31, 2024, the Company issued an amended and restated promissory note to Burlington (the “Burlington Note”). The Burlington Note has a new principal amount of $2,366,160, accrues interest at 8.5% per annum from October 17, 2022 (the date of the original note), which shall increase to 10% upon an event of default, and requires quarterly payments in the amount of $100,000 over the course of the next two and a half years, with a final payment of $1,396,881 due on April 1, 2027. The Burlington Note may be prepaid at any time with no pre-payment penalty and contains customary events of default for a note of this type. Although the Company did not timely make certain payments as required under the Burlington Note, Burlington has agreed to waive any default caused by such lack of payment and has not accelerated payment under the Burlington Note. On June 30, 2025, the Company and Burlington entered into conversion agreements pursuant to which the quarterly payments of $100,000 that were due on each of January 1, 2025, April 1, 2025 and July 1, 2025 were converted into an aggregate of 133,500 shares of the Company’s class B common stock. As of June 30, 2025, the outstanding principal balance of the Burlington Note is $1,760,314 and it has an accrued interest balance of $0.

Pursuant to the Burlington Assignment Agreement, the Company also issued a promissory note to WW in the principal amount of $633,840 (the “WW Note”). The WW Note accrued interest at 8.5% per annum from October 17, 2022 (the date of the original note), which shall increase to 10% upon an event of default, and was due on December 31, 2024.

On December 24, 2024, the Company entered into a note assignment and cancellation agreement (the “WW Assignment Agreement”) with WW, Gary Hollst, the Company’s Chief Revenue Officer, and Gary Rohwer, a third party, pursuant to which WW assigned half of its right, title and interest in and to the WW Note to Garry Hollst and the remaining half to Gary Rohwer. Accordingly, the WW Note was cancelled and the Company issued a promissory note in the principal amount of $316,920 to Gary Hollst and a promissory note in the principal amount of $316,920 and accrued interest of $15,714 to Gary Rohwer (the “Rohwer Note”). Please see Note 12 for a description of the promissory note issued to Gary Hollst.

The Rohwer Note was due and payable on December 31, 2024. On December 30, 2024, the Company repaid the Rohwer Note in full.

On April 15, 2025, CleanCore Global issued a 10% subordinated promissory note in the principal amount of $800,000 to Sanzonate. The note bears interest at a rate of 10% per annum, payable quarterly, and is due and payable on April 15, 2027. The note may be prepaid at any time without premium or penalty, is unsecured, and contains customary events of default for a loan of this type. As of June 30, 2025, the outstanding principal balance of this note is $800,000 and it has an accrued interest balance of $6,667.

CLEANCORE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025 AND 2024

On April 16, 2025, the Company entered into subscription agreements with several accredited investors for the purchase of (i) 12% unsecured promissory notes in the aggregate principal amount of $1,010,000 and (ii) five-year warrants to purchase an aggregate of 134,666 shares of the Company’s class B common stock at an exercise price of $1.06 per share for an aggregate purchase price of $1,010,000. The notes bear interest at a rate of 12% per annum, payable quarterly, and are due and payable on April 16, 2027. The notes may be prepaid at any time without premium or penalty, are unsecured, and contain customary events of default for a loan of this type. As of June 30, 2025, the outstanding principal balance of these notes is $1,010,000 and they have an accrued interest balance of $10,100.

On June 6, 2025, the Company entered into a subscription agreement with an accredited investor for the purchase of (i) a 12% unsecured promissory note in the principal amount of $500,000 and (ii) a five-year warrant to purchase 66,667 shares of the Company’s class B common stock at an exercise price of $1.06 per share for a purchase price of $500,000. The note bears interest at a rate of 12% per annum, payable quarterly, and is due and payable on June 6, 2027. The note may be prepaid at any time without premium or penalty, is unsecured, and contains customary events of default for a loan of this type. As of June 30, 2025, the outstanding principal balance of this note is $500,000 and it has an accrued interest balance of $3,833.

On June 30, 2025, the Company issued to an accredited investor (i) an original issue discount promissory note in the principal amount of $520,000 and (ii) a five-year warrant to purchase 25,000 shares of the Company’s class B common stock at an exercise price of $2.00 per share for a purchase price of $500,000. This note is due and payable on October 10, 2025 and accrues interest at a rate of 15% per annum. The note may be prepaid at any time without premium or penalty, is unsecured, and contains customary events of default for a loan of this type. Upon an event of default, the Company is required to issue 200,000 shares of its class B common stock to the holder. As of June 30, 2025, the outstanding principal balance of this note is $520,000 and it has a discount balance of $20,000 and an accrued interest balance of $0.

Line of Credit

On June 28, 2024, the Company entered into a loan agreement with Arbor Bank for a revolving line of credit in the amount of $100,000 with a variable interest rate tied to the U.S. Prime Rate. Monthly payments of accrued interest are due beginning July 28, 2024. The principal and any outstanding accrued interest are due in full on June 28, 2025. The Company drew on the line during May 2025 and paid the outstanding balance and interest in full as well as terminated the line of credit in June 2025. Total interest payments during the year ended June 30, 2025 were $199.

12. Related Party Transactions

As of June 30, 2025 and 2024, the Company had a short-term amount due to Clayton Adams, its Chief Executive Officer and founder, in the amount of $41,895 and $91,119, respectively, for operational expenses paid by a credit card in his name. The Company has a verbal agreement with Mr. Adams to pay the credit card charges directly to the issuing financial institution as they become due and is current on these payments.

On October 4, 2022, the Company issued a promissory note to each of Matthew Atkinson, the Company’s Chief Executive Officer at such time, and Clayton Adams in the principal amount of $104,450 each for a total of $208,900. These notes bore interest at a rate of 5% per annum beginning on the 30th day after issuance and were due on the 60th day following written demand from the holder. On May 29, 2024, the Company repaid these two promissory notes, including interest accrued of $8,506 each.

CLEANCORE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025 AND 2024

On October 17, 2022, the Company entered into a consulting agreement with Birddog Capital, LLC (“Birddog”), a limited liability company owned by Clayton Adams, pursuant to which the Company engaged Birddog to provide management services to the Company. Pursuant to the consulting agreement, the Company agreed to pay Birddog a monthly fee of $6,000 commencing on October 17, 2022. The Company also agreed to reimburse Birddog for all pre-approved business expenses. The term of the consulting agreement was for one (1) year. On April 1, 2024, the Company entered into a new consulting agreement with Birddog which provides for a monthly fee of $22,000. In addition, the Company agreed to pay Birddog $175,000 upon completion of the initial public offering and grant Birddog 500,000 restricted stock units, with 250,000 shares vesting immediately and 250,000 shares vesting eighteen months after issuance. The Company did not make such payment or issue such shares upon completion of the initial public offering. On June 11, 2025, the Company and Birddog entered into an amendment to the consulting agreement, pursuant to which the Company agreed to pay Birddog a monthly fee of $22,000 and deferred expenses of up to $25,000. The Company also agreed to issue to Clayton Adams 500,000 restricted stock units, vesting immediately, and agreed to pay Birddog $175,000 no earlier than August 1, 2025 and no later than December 31, 2025. The Company has accrued $175,000 in full as of June 30, 2025. The consulting agreement expires on October 23, 2025.

On July 27, 2023, the Company agreed to purchase approximately $105,000 worth of inventory from Nebraska C. Ozone, LLC, a related party business owned by Lisa Roskens, a significant stockholder and the principal officer of Burlington, due to an open purchase order that the Company’s predecessor had with an inventory vendor that was not included in the liabilities assumed from the predecessor per the terms of the acquisition purchase agreement. The inventory is to be purchased as needed, consistent with other inventory purchases. However, if the entire $105,000 amount is not purchased by March 31, 2024, the balance at that date begins accruing interest at a rate of seven percent (7%) per annum until it is paid in full. As of June 30, 2025, the Company has purchased $12,578 of the inventory, with an outstanding payable balance of $105,000, and has an accrued interest balance of $9,843.

On March 26, 2024, the Company entered into a loan agreement with Clayton Adams, pursuant to which the Company issued a revolving credit note to Mr. Adams in the principal amount of up to $500,000. Pursuant to the loan agreement and note, Mr. Adams agreed to provide advances to the Company upon request during the period commencing on April 25, 2024 and continuing until the second anniversary of such date, or the maturity date. This note accrues simple interest on the outstanding principal amount at the rate of 8% per annum, with all principal and interest due on the maturity date; provided that upon an event of default (as defined in the note), such rate shall increase to 13%. The Company may prepay the note at any time without penalty or premium. The note is unsecured and contains customary events of default for a loan of this type. As of June 30, 2025, no advances have been made, and the principal amount of this note is $0.

On December 24, 2024, the Company issued a promissory note in the principal amount of $316,920 to Gary Hollst, the Company’s Chief Revenue Officer. The note was originally due and payable on May 31, 2025 and did not accrue interest. On May 2, 2025, the note was amended and restated in its entirety and the Company issued to Mr. Hollst an amended and restated promissory note in the principal amount of $342,154.57. The amended and restated promissory note was due and payable on May 31, 2026 and accrued interest at a rate of 8.5% per annum. The amended and restated promissory note could be converted at the holder’s option at any time into shares of the Company’s class B common stock at a conversion price of $1.12 (subject to standard adjustments for stock splits, stock dividends, reclassifications and similar transactions). On June 2, 2025, all principal and interest due under the amended and restated promissory note in the amount of $344,625 was converted into 307,701 shares of the Company’s class B common stock.

On December 24, 2024, the Company issued a 20% original issue discount promissory note in the principal amount of $415,241 to Clayton Adams. On January 27, 2025, Mr. Adams entered into a note sale assignment and cancellation agreement with Travis Buchanan, the Company’s President, pursuant to which Mr. Adams sold and assigned $125,000 of the note to Mr. Buchanan for a purchase price of $100,000. Following such assignment, the Company issued a 20% original issue discount promissory note in the principal amount of $290,241.25 to Mr. Adams. This note accrues interest at a rate of 8% per annum; provided that upon an event of default (as defined in the note), such interest rate shall increase to 15% per annum. The note was originally due and payable on June 30, 2025. On May 2, 2025, the parties entered into an amendment pursuant to which the maturity date was changed to require repayment with sixty (60) days of written demand from Mr. Adams. The note may be prepaid at any time without premium or penalty, is unsecured, and contains customary events of default for a loan of this type. As of June 30, 2025, the outstanding principal balance of this note is $290,241 and it has a discount balance of $0 and an accrued interest balance of $9,797.

CLEANCORE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025 AND 2024

Following the assignment described above, the Company issued a 20% original issue discount promissory note in the principal amount of $125,000 to Mr. Buchanan. This note accrues interest at a rate of 8% per annum; provided that upon an event of default (as defined in the note), such interest rate shall increase to 15% per annum. The note was originally due and payable on June 30, 2025. On May 2, 2025, the parties entered into an amendment pursuant to which the maturity date was changed to require repayment with sixty (60) days of written demand from Mr. Buchanan. The note may be prepaid at any time without premium or penalty, is unsecured, and contains customary events of default for a loan of this type. As of June 30, 2025, the outstanding principal balance of this note is $125,000 and it has a discount balance of $0 and an accrued interest balance of $4,219.18.

ACME People Company, a company owned and controlled by Travis Buchanan, the Company’s President, participated in the private placement of promissory notes and warrants that was completed on April 16, 2025 (see Note 11) and was issued (i) a 12% unsecured promissory note in the principal amount of $10,000 and (ii) a five-year warrant to purchase 1,333 shares of the Company’s class B common stock at an exercise price of $1.06 per share.

Intercompany Promissory Note

In connection with the acquisition of the assets of Sanzonate, on April 15, 2025, CleanCore Global issued a 7% unsecured promissory note in the principal amount of $475,000 to CleanCore US. The note bears interest at a rate of 7% per annum commencing on April 15, 2027 with all principal and interest due and payable on April 15, 2030. The note may be prepaid at any time without premium or penalty, is unsecured, and contains customary events of default for a loan of this type. As of June 30, 2025, the outstanding principal balance of this note is $475,000 and it has an accrued interest balance of $6,728. This loan and related interest is eliminated in consolidation.

13.	Stockholders’ Equity

The Company’s authorized capital stock as of June 30, 2025 consists of 350,000,000 shares, consisting of (i) 300,000,000 shares of common stock, par value $0.0001 per share, of which 50,000,000 shares are designated class A common stock and 250,000,000 shares are designated as class B common stock; and (ii) 50,000,000 shares of “blank check” preferred stock, par value $0.0001 per share.

Series Seed Preferred Stock

The Company was previously authorized to issue shares of series seed preferred stock. During the year ended June 30, 2024, the remaining 4,000,000 shares of series seed preferred stock were converted into 4,000,000 shares of class A common stock. As of June 30, 2025 and 2024, no shares of series seed preferred stock were issued and outstanding.

Common Stock

The Company has two classes of authorized common stock — class A common stock and class B common stock. The rights of the holders of the class A common stock and class B common stock are identical, except with respect to voting and conversion. Each share of class A common stock is entitled to ten votes per share and is convertible into one share of class B common stock. Each share of class B common stock is entitled to one vote per share. As of June 30, 2025, all of the outstanding class A common stock was held by one of the Company’s founders, which is also the current Chief Executive Officer.

For the Year Ended June 30, 2025

On July 12, 2024, the Company issued 5,000 shares of class B common stock upon vesting of a restricted stock unit award granted under the Company’s 2022 Equity Incentive Plan, as amended (the “2022 Plan”).

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

CLEANCORE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025 AND 2024

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

On April 1, 2025, the Company issued an aggregate of 14,618 shares of class B common stock upon vesting of restricted stock unit awards granted under the 2022 Plan.

On April 15, 2025, the Company issued 50,000 shares of class B common stock pursuant to a restricted stock award and 20,000 shares of class B common stock upon vesting of a restricted stock unit award granted under the 2022 Plan.

On April 19, 2025, the Company issued 4,166 shares of class B common stock upon vesting of a restricted stock unit award granted under the 2022 Plan.

On May 6, 2025, the Company issued an aggregate of 13,172 shares of class B common stock pursuant to restricted stock awards granted under the 2022 Plan.

On May 19, 2025, the Company issued 4,166 shares of class B common stock upon vesting of a restricted stock unit award granted under the 2022 Plan.

On May 30, 2025, the Company issued an aggregate of 271,657 shares of class B common stock upon the exercise of warrants for proceeds of $339,171.

On June 2, 2025, the Company issued 307,701 shares of class B common stock upon conversion of the amended and restated promissory note issued on May 2, 2025 (see Note 12).

On June 3, 2025, the Company issued 1,875,795 shares of class A common stock to Clayton Adams upon the cashless exercise of stock options.

On June 9, 2025, the Company issued 13,333 shares of class B common stock upon the exercise of warrants for proceeds of $14,133.

On June 11, 2025, the Company issued 46,667 shares of class B common stock upon the exercise of warrants for proceeds of $49,467.

On June 11, 2025, the Company issued 500,000 shares of class B common stock pursuant to a restricted stock award granted under the 2022 Plan.

On June 19, 2025, the Company issued 4,166 shares of class B common stock upon vesting of a restricted stock unit award granted under the 2022 Plan.

CLEANCORE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025 AND 2024

On June 21, 2025, the Company issued 200,000 shares of class B common stock pursuant to the terms of a settlement agreement with the Company’s former Chief Executive Officer.

On June 30, 2025, the Company issued 133,500 shares of class B common stock to Burlington upon the conversion of quarterly payments of $100,000 that were due on each of January 1, 2025, April 1, 2025 and July 1, 2025 under the terms of the amended and restated promissory note issued to Burlington on May 31, 2024 (see Note 11).

As of June 30, 2025, there were 1,875,795 shares of class A common stock and 9,961,227 shares of class B common stock issued and outstanding.

For the Year Ended June 30, 2024

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

On April 30, 2024, the Company sold 1,250,000 shares of class B common stock in its initial public offering for proceeds of $3,343,547, net of $1,656,453 of issuance and deferred offering costs.

On April 30, 2024, the Company issued 175,000 shares of class B common stock pursuant to a restricted stock award and 87,500 shares of class B common stock upon vesting of a restricted stock unit award granted under the 2022 Plan.

On May 2, 2024, the Company issued an aggregate of 257,479 shares of class B common stock upon the conversion of 10% original issue discount convertible promissory notes issued on January 30, 2024, which included principal of $225,000 and accrued interest of $37,479.

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

CLEANCORE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025 AND 2024

2022 Equity Incentive Plan

On September 16, 2022, the Company’s board of directors adopted the 2022 Plan, which was adopted by stockholders on November 18, 2022, which reserved a total of 1,736,819 share of the Company’s class B common stock for issuance. On January 3, 2024, the Company adopted an amendment to the 2022 Plan, which increased the total shares of class B common stock available for grant to 3,240,000. Additionally, the number of shares of class B common stock available for issuance under the 2022 Plan will automatically increase on January 1 of each calendar year during the term of the 2022 Plan by an amount equal to 5% of the total number of shares of class B common stock issued and outstanding on December 31 of the immediately preceding calendar year. On January 1, 2025, the number of shares reserved under the 2022 Plan was increased to 3,653,529 pursuant to this provision. On June 5, 2025, the number of shares reserved under the 2022 Plan was increased to 5,000,000 upon stockholder approval of such increase on such date.

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

Stock Options

During the year ended June 30, 2025, the Company issued options to purchase 150,000 shares of class B common stock at an exercise price of $3.73 per share under the 2022 Plan, of which 15,000 shares vest upon grant and the remaining shares vest over 24 months. During the same year, options to purchase an aggregate of 461,875 shares of class B common stock were forfeited. In addition, options to purchase 2,000,000 shares of class A common stock were exercised on a cashless basis resulting in the issuance of 1,875,795 shares of class A common stock and the cancellation of the remaining 124,205 options.

During the year ended June 30, 2024, the Company issued options to purchase 525,000 shares of class B common stock at an exercise price of $4.00 per share under the 2022 Plan.

Warrants

For the Year Ended June 30, 2025

On July 11, 2024, the Company issued four warrants for the purchase of 25,000 each (100,000 in the aggregate) at exercise prices of $2.20, $3.00, $4.00 and $5.00, respectively (subject to adjustments for stock dividends, stock splits, mergers, consolidations and similar transactions).

On April 15, 2025, Company issued a five-year warrant for the purchase of 425,000 shares of class B common stock at an exercise price of $1.25 per share (subject to adjustments for stock dividends, stock splits, mergers, consolidations and similar transactions) in connection with the acquisition of the assets of Sanzonate. Subsequently, an aggregate of 271,657 warrants were exercised for cash proceeds of $339,571.

On April 16, 2025, the Company issued five-year warrants for the purchase of an aggregate of 134,666 shares of class B common stock at an exercise price of $1.06 per share (subject to adjustments for stock dividends, stock splits, mergers, consolidations and similar transactions). Subsequently, an aggregate of 60,000 warrants were exercised for cash proceeds of $63,600.

On June 6, 2025, the Company issued a five-year warrant for the purchase of 66,667 shares of class B common stock at an exercise price of $1.06 per share (subject to adjustments for stock dividends, stock splits, mergers, consolidations and similar transactions).

CLEANCORE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025 AND 2024

On June 9, 2025, the Company issued to Boustead Securities, LLC (“Boustead”), the representative of the underwriters in the Company’s initial public offering (i) a five-year warrant for the purchase of 29,750 shares of class B common stock at an exercise price of $1.25 per share (subject to adjustments for stock dividends, stock splits, mergers, consolidations and similar transactions) and (ii) a five-year warrant for the purchase of 9,426 shares of class B common stock at an exercise price of $1.06 per share (subject to adjustments for stock dividends, stock splits, mergers, consolidations and similar transactions) as part of a settlement agreement.

On June 30, 2025, the Company issued a five-year warrant for the purchase of 25,000 shares of class B common stock at an exercise price of $2.00 per share (subject to adjustments for stock dividends, stock splits, mergers, consolidations and similar transactions).

For the Year Ended June 30, 2024

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

On April 30, 2024, the Company issued a warrant for the purchase of 87,500 shares of class B common stock at an exercise price of $5.00, subject to adjustments, to the representative of the underwriters in the initial public offering. The warrant is exercisable at any time and from time to time, in whole or in part, during the period commencing on April 30, 2024 and ending on April 25, 2029 and may be exercised on a cashless basis under certain circumstances.

Restricted Stock Awards

For the Year Ended June 30, 2025

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

On January 2, 2025, the Company granted a restricted stock unit award under the 2022 Plan for 200,000 shares of class B common stock, of which 75,000 shares vested on the date of grant, and the remaining shares will vest quarterly over three years.

On March 20, 2025, the Company granted a restricted stock unit award under the 2022 Plan for 16,807 shares of class B common stock which will vest quarterly over one year commencing on April 1, 2025.

On April 15, 2025, the Company granted a restricted stock unit award under the 2022 Plan for 100,000 shares of class B common stock, of which 20,000 shares vested immediately and the remaining shares will vest quarterly over two years.

On April 15, 2025, the Company granted a restricted stock award under the 2022 Plan for 50,000 shares of class B common stock, all of which vested in full on the date of grant.

On May 6, 2025, the Company granted restricted stock awards under the 2022 Plan for an aggregate of 13,172 shares of class B common stock, all of which vested in full on the date of grant.

On May 6, 2025, the Company granted a restricted stock unit award under the 2022 Plan for 90,000 shares of class B common stock which will vest quarterly over one year commencing on July 1, 2025.

On June 2, 2025, the Company granted a restricted stock award under the 2022 Plan for 307,701 shares of class B common stock, all of which vested in full on the date of grant.

On June 11, 2025, the Company granted a restricted stock award under the 2022 Plan for 500,000 shares of class B common stock, all of which vested in full on the date of grant.

CLEANCORE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025 AND 2024

For the Year Ended June 30, 2024

On April 30, 2024, the Company granted a restricted stock award under the 2022 Plan for 175,000 shares of class B common stock, of which 15,000 shares vested on the date of grant, 10,625 shares will vest quarterly through June 30, 2026 and the remaining 75,000 shares will vest as the grantee reaches certain sales targets in a twelve-month period.

On April 30, 2024, the Company granted a restricted stock unit award under the 2022 Plan for 1,300,000 shares of class B common stock, of which 87,500 shares vested and were issued on the date of grant. In June 2024, the participant and the Company agreed to separate. As a result, the participant kept the 87,500 shares that were vested and forfeited all other shares available under the award.

On June 12, 2024, the Company granted a restricted stock unit award under the 2022 Plan for 188,000 shares of class B common stock, of which 5,000 shares vested and were issued on the date of grant and 5,000 will vest on July 12, 2024. In addition, 18,000 shares vest upon completion of tasks as outlined between the Company and grantee and an additional 160,000 shares will vest as the Company achieves certain sales targets in a twelve-month period. As of June 30, 2025, a total of 28,000 shares have vested under this award.

The information presented in the following table represents the restricted stock awards, including performance-based awards, granted and outstanding during the period:

	Performance- Based Restricted Shares	Service-Based Restricted Shares	Weighted Average Grant Date Fair Value
Beginning balance	-	-	-
Granted	235,000	1,448,000	3.10
Forfeited	-	(1,212,500)	3.10
Vested	-	(107,500)	3.10
Outstanding, unvested grants at June 30, 2024	235,000	128,000	$3.09
Granted	145,000	1,337,680	2.82
Forfeited	-	-	-
Vested	-	(1,089,658)	3.07
Outstanding, unvested grants at June 30, 2025	380,000	376,022	$2.01

Stock-based Compensation

Stock options and warrants are granted at the fair market value of the underlying common stock on the date of grant. The Company recognizes compensation expense for these awards using the straight-line recognition method over the vesting period.

The fair value of stock options and warrants was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for the years ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Risk-free interest rate	4.14%	5.10%
Dividend yield	0.0%	0.0%
Expected volatility	44.42%	47.44%
Expected life of awards	4.6 years	3.3 years
Fair value of awards granted during the year	$1.79	$0.90

The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the awards. The determination of expected volatility is based on historical volatility of an appropriate industry sector index. The weighted average expected term was estimated for options using the average of the vesting term and contractual term of the awards.

CLEANCORE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025 AND 2024

	Warrants	Stock Options	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
Beginning balance	46,263	2,770,000	5.01	$0.59
Granted	-	525,000	2.44	3.31
Granted	87,500		0.86	0.86
Cancelled	(46,263)	-		0.08
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, June 30, 2024 (2,738,472 shares exercisable)	87,500	3,295,000	3.30	$4.17
Granted	790,509	-	4.76	1.54
Granted	-	150,000	1.93	3.73
Cancelled	-	(124,205)		0.25
Forfeited	-	(461,875)		3.14
Exercised	(331,657)	(1,875,795)		0.40
Outstanding, June 30, 2025 (1,242,741 shares exercisable)	546,352	983,125	3.47	$2.71

The aggregate intrinsic value of the 1,242,741 shares exercisable at June 30, 2025 was $3,019,860. The intrinsic value and total cash received of awards exercised for the year ended June 30, 2025 was $5,364,108 and $403,171, respectively. The aggregate intrinsic value of the 2,738,472 shares exercisable at June 30, 2024 was $3,668,019. No cash awards were exercised during the year ended June 30, 2024.

Total stock compensation expense for the year ended June 30, 2025 was $3,203,230. Total stock compensation expense for the year ended June 30, 2024 was $670,958. In addition, $94,850 of warrants issued to representative of the underwriters in the initial public offering during the year ended June 30, 2024 were recorded as an offset to equity. As of June 30, 2025, total unrecognized stock compensation expense was $882,317 with the weighted average period over which it is expected to be recognized of 1.45 years.

14. Net Loss Per Share

The following table sets forth the computation of basic and dilutive net income per share of class A and class B common stock:

	Year Ended June 30,
	2025		2024
Basic and Diluted Net Loss Per Share	Class A	Class B	Class A	Class B
Numerator
Allocation of undistributed loss	$(180,510)	$(6,561,765)	$(171,420)	$(2,110,322)
Denominator
Weighted average number of shares used in per share computation	228,891	8,320,481	350,192	4,311,142
Basic and diluted net loss per share	$(0.79)	$(0.79)	$(0.49)	$(0.49)

CLEANCORE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025 AND 2024

15. Income Taxes

The Company files income tax returns in the U.S. for federal and applicable foreign and state jurisdictions. Management is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which includes federal and certain states. The fiscal year ended June 30, 2023 was the entity’s initial year of existence, and is not subject to federal or state tax examinations prior to this period. The tax impact of the Irish subsidiary formation in the current tax year did not have a material impact on the Company’s tax provision. The One Big Beautiful Bill Act was not enacted until after the fiscal year end, therefore the effects are not included. The Company is still assessing what impact, if any, it will have, however given the fact the Company has a valuation allowance, management does not believe there will be a material impact.

The Company’s provision for income taxes is comprised of the following components:

Years Ended June 30,
	2025	2024
Current Tax Expense (Benefit)
Federal	$-	$-
State	-	-
Current Tax Expense (Benefit)	$-	$-

Deferred Tax Expense (Benefit)
Federal	-	-
State	-	-
Deferred Tax Expense (Benefit)	-	-

Total Income Tax Expense (Benefit)	$-	$-

The Company’s income tax expense from continuing operations for the year ended June 30, 2025 differed from the statutory federal rate of 21% as follows:

Pre-Tax Book Net Loss	$(6,742,275)

	Years Ended June 30,
	2025		2024
Rate Reconciliation	Amount	Percent	Amount	Percent
Federal tax (benefit) at a statutory rate	$(1,415,877)	21.00%	$(479,166)	21.00%
State tax expense (benefit)	(399,524)	5.93%	(125,968)	5.52%
Federal effect of State tax expense (benefit)	83,900	(1.24)%	-	-
Effect of rate change	72,965	(1.08)%	-	-
True-up of deferred taxes	(208,366)	3.09%	-	-
Other permanent differences	(512,813)	7.61%	804	(0.04)%
Other items	459	(0.01)%	-	-
Increase (decrease) in valuation allowance related to current period profit and loss activity	2,379,256	(35.29)%	604,330	(26.49)%
Total tax expense	$-	-	$-	-

CLEANCORE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025 AND 2024

Deferred tax assets and liabilities consist of the following:

	Years Ended June 30,
	2025	2024
Deferred Tax Assets
Accrued expenses	$76,058	$67,775
Equity compensation	291,281	1,186,561
Lease liabilities	106,233	145,913
NOL carryforwards	3,961,538	720,498
Valuation allowance	(4,315,623)	(1,936,367)
Total Deferred Tax Assets	$119,487	$184,379

Deferred Tax Liabilities
Property and equipment	$450	$24
Intangible assets	5,851	(31,881)
Prepaid expenses	(25,574)	(13,288)
ASC 842 right of use asset	(100,214)	(139,234)
Valuation allowance	-	-
Total Deferred Tax Liabilities	$(119,487)	$(184,379)

Net Deferred Tax Asset (Liability)	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

As of June 30, 2025, the Company recognized a full valuation allowance on its net deferred tax asset to reflect the fact it is not more-likely-than-not to realize any portion of the asset.

	Years Ended June 30,
Other Items – All Gross	2025	2024
Federal NOL Carryovers	$14,216,453	$2,715,784
State NOL Carryovers	$14,216,453	$2,715,784

At June 30, 2025 and 2024, the Company had net operating loss carryforwards for Federal income tax purposes of $14,216,453 and $2,715,784, respectively, which would be available to offset future federal taxable income, if any, and would not be subset to expiration. At June 30, 2025 and 2024, the Company has net operating loss carryforwards for state income tax purposes of $14,216,453 and $2,715,784, which are available to offset future state taxable income, which is subject to expiration beginning in 2043.

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

Retirement Plans

The Company does not maintain a defined contribution plan or any other type of retirement plan for its employees.

Leases

The Company has a non-cancellable operating lease commitment for its office facility expiring in 2028. Rent expense totaled $161,664 and $130,723 for the years ended June 30, 2025 and 2024, respectively.

CLEANCORE SOLUTIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2025 AND 2024

The following table discloses the lease cost, discount rate, and remaining lease term for operating leases as of June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Operating lease cost	$161,664	$130,723
Remaining lease term	2.7 years	3.7 years
Discount rate	6.56%	6.56%

The discount rate was determined using the Company’s external debt and was adjusted for collateralization, term and lease amount.

The following table discloses the undiscounted cash flows on an annual basis and a reconciliation of the undiscounted cash flows of operating lease liabilities recognized in the balance sheet as of June 30, 2025:

Year Ended June 30,
2026	$167,226
2027	171,407
2028	116,160
2029	-
2030	-
Total undiscounted cash flows	454,793
Less amount representing interest	(36,689)
Present value of lease liabilities	418,104
Less current portion	(145,005)
Noncurrent lease liabilities	$273,099

Settlement Agreement

On June 5, 2025, the Company entered into a settlement agreement with Boustead relating to certain compensation that Boustead asserted was owed to it under an engagement letter between the parties, dated September 21, 2022 and an underwriting agreement between the parties, dated April 25, 2024. Pursuant to the settlement agreement, the Company agreed, among other things, to pay Boustead $100,000 in cash within 45 days of signing of the settlement agreement and $1,050,000 in cash upon the closing of a financing, offering or other transaction to raise capital (such a transaction, a “Financing Transaction”) in an amount of at least $50 million; provided that if the Company consummates one or more Financing Transactions in an amount of less than $50 million, then the Company must pay Boustead no less than two percent (2%) of the total amount of funds disbursed to the Company pursuant to each such Financing Transaction until Boustead receives a total of $1,050,000 in cash. In addition, upon closing of a Financing Transaction, the Company agreed to issue to Boustead a warrant for the purchase of 160,824 shares of class B common stock at an exercise price equal to the lower of (i) the price per share paid in such Financing Transaction or (ii) the exercise price of any warrants issued to the placement agent or financial advisor in connection with such Financing Transaction. The Company was also required to pay $100,000 in cash to Boustead within 45 days from the date of the agreement.

17. Subsequent Events

The Company has evaluated events subsequent to June 30, 2025 to assess the need for potential recognition or disclosure. Such events were evaluated through August 22, 2025, the date the consolidated financial statements were available to be issued. The following were noted:

On July 1, 2025, the Company issued an aggregate of 57,952 shares of class B common stock upon vesting of restricted stock unit awards granted under the 2022 Plan.

On July 1, 2025, the Company granted a restricted stock award under the 2022 Plan for 30,000 shares of class B common stock, all of which vested in full on the date of grant.

On July 21, 2025, the Company granted a restricted stock award under the 2022 Plan for 250,000 shares of class B common stock, of which 125,000 shares vested in full on the date of grant and the remaining 125,000 shares will vest quarterly for 5 quarters.

On July 21, 2025, the Company granted a restricted stock unit award under the 2022 Plan for 100,000 shares of class B common stock, which will vest based on the Company’s achievement of certain revenue targets for the year ended June 30, 2025.

On August 21, 2025, the Company granted a restricted stock award under the 2022 Plan for 725,000 shares of class B common stock, which vested in full on the date of grant.

In July and August 2025, the Company issued an aggregate of 151,667 shares of class B common stock upon the exercise of warrants for gross proceeds of approximately $184,267.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 22, 2025	CLEANCORE SOLUTIONS, INC.

/s/ Clayton Adams
	Name:	Clayton Adams
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ David Enholm
	Name:	David Enholm
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Clayton Adams	Chairman and Chief Executive Officer (principal executive officer)	August 22, 2025
Clayton Adams

/s/ David Enholm	Chief Financial Officer (principal financial and accounting officer)	August 22, 2025
David Enholm

/s/ Brent Cox	Director	August 22, 2025
Brent Cox

/s/ Peter Frei	Director	August 22, 2025
Peter Frei