Form 10-Q
period 2025-09-30
CleanCore Solutions, Inc.
filed 2025-11-13
CIK 1956741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

or

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

As of November 10, 2025, there were 201,309,022 shares of common stock of the registrant issued and outstanding.

CleanCore Solutions, Inc.

Quarterly Report on Form 10-Q

Period Ended September 30, 2025

i

PART I

FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CLEANCORE SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLEANCORE SOLUTIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	June 30, 2025
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$12,914,595	$1,460,997
Accounts receivable, net	387,210	657,683
Inventory, net	1,414,109	1,347,693
Deferred offering costs	-	124,062
Prepaid expenses and other current assets	2,626,768	227,564
Total current assets	17,342,682	3,817,999
Property and equipment, net	28,991	32,548
Right of use assets	360,433	394,415
Digital assets	163,852,717	-
Intangibles, net	1,898,281	1,974,509
Goodwill	2,237,910	2,237,910
Other assets	9,440	9,440
Total assets	$185,730,454	$8,466,821

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,199,285	$1,380,285
Deferred revenue	428,093	-
Pre-funded warrant liability	11,195,000	-
Lease liability – current	148,440	145,005
Note payable – current	-	690,112
Note payable – related party	-	415,241
Due to related parties	29,071	216,895
Total current liabilities	12,999,889	2,847,538
Lease liability – non-current	234,637	273,099
Note payable – non-current	-	3,880,202
Total liabilities	13,234,526	7,000,839

Commitments and contingencies (Note 17)

Stockholders’ Equity
Class A Common Stock; $0.0001 par value, 50,000,000 shares authorized; 0 and 1,875,795 shares issued and outstanding as of September 30, 2025 and June 30, 2025, respectively	-	188
Class B Common Stock; $0.0001 par value, 2,000,000,000 shares authorized; 186,598,270 and 9,961,227 shares issued and outstanding as of September 30, 2025 and June 30, 2025, respectively	18,660	996
Additional paid-in capital	199,873,732	15,490,763
Other comprehensive income	18,459	21,259
Accumulated deficit	(27,414,923)	(14,047,224)
Total stockholders’ equity	172,495,928	1,465,982
Total liabilities and stockholders’ equity	$185,730,454	$8,466,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANCORE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,
	2025	2024
Revenue, net	$904,699	$364,900
Cost of sales (exclusive of depreciation shown separately below)	368,229	179,401
Gross profit	536,470	185,499

Operating expenses:
General and administrative expense	8,625,133	916,214
Advertising expense	71,529	46,210
Depreciation and amortization expense	76,649	39,823
Total operating expenses	8,773,311	1,002,247

Loss from operations	(8,236,841)	(816,748)

Other income (expense)
Interest expense, net	(133,133)	(39,334)
Change in fair value of digital assets	(4,997,173)	-
Foreign exchange loss	(552)	-
Total other income (expense)	(5,130,858)	(39,334)

Net loss	$(13,367,699)	$(856,082)
Foreign currency translation adjustment	(2,800)	-
Total comprehensive loss	$(13,370,499)	(856,082)

Net loss per share of Class A and Class B stock, basic and diluted	$(0.49)	$(0.10)
Weighted average shares used in computing net loss per Class A share, basic and diluted	-	270,000
Weighted average shares used in computing net loss per Class B share, basic and diluted	27,096,436	7,965,818

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANCORE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at June 30, 2025	1,875,795	$188	9,961,227	$996	$15,490,763	$21,259	$(14,047,224)	$1,465,982
Conversion of class A common stock into class B common stock	(1,875,795)	(188)	1,875,795	188	-	-	-	-
Issuance of class B common stock in at-the-market offering	-	-	6,533,723	653	21,356,909	-	-	21,357,562
Issuance of class B common stock upon exercise of warrants	-	-	164,150,220	16,414	152,425,166	-	-	152,441,580
Issuance of class B common stock upon settlement of debt	-	-	1,871,681	187	4,121,686	-	-	4,121,873
Issuance of class B common stock under settlement agreement	-	-	375,000	38	1,661,212	-	-	1,661,250
Issuance of class B common stock for services	-	-	400,000	40	416,864	-	-	416,904
Issuance of class B common stock upon exercise of options – 2022 Equity Incentive Plan	-	-	90,172	9	(9)	-	-	-
Issuance of class B common stock upon vesting of restricted stock units – 2022 Equity Incentive Plan	-	-	125,452	13	92,282	-	-	92,295
Issuance of restricted stock awards – 2022 Equity Incentive Plan	-	-	1,215,000	122	4,230,654	-	-	4,230,776
Stock based compensation – 2022 Equity Incentive Plan	-	-	-	-	78,205	-	-	78,205
Currency translation adjustment	-	-	-	-	-	(2,800)	-	(2,800)
Net loss for the period	-	-	-	-	-	-	(13,367,699)	(13,367,699)
Balance at September 30, 2025	-	$-	186,598,270	$18,660	$199,873,732	$18,459	$(27,414,923)	$172,495,928

	For the Three Months Ended September 30, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2024	270,000	$27	7,960,919	$796	$11,040,583	$(7,304,949)	$3,736,457
Issuance of class B common stock upon vesting of restricted stock units – 2022 Equity Incentive Plan	-	-	9,166	1	21,514	-	21,515
Stock based compensation – 2022 Equity Incentive Plan	-	-	-	-	160,885	-	160,885
Net loss for the period	-	-	-	-	-	(856,082)	(856,082)
Balance at September 30, 2024	270,000	$27	7,970,085	$797	$11,222,982	$(8,161,031)	$3,062,775

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANCORE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(13,367,699)	$(856,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	89,874	39,823
Change in fair value of digital assets	4,997,173
Accretion of note payable discount	20,000	-
Non cash interest expense	176,176	56,331
Stock based compensation	1,167,775	182,400
Non-cash professional fees	4,894,750	-
Non cash lease expense	(1,045)	(34)
Provision for bad debt and write-off on uncollectable accounts	1,945	5,563
Foreign exchange (gain)/loss	552	-
Changes in operating assets and liabilities:
Accounts receivable	267,977	(30,403)
Inventory	(66,416)	(46,921)
Prepaid expenses	(2,399,204)	(142,084)
Deferred revenue	428,093	(10,395)
Due to related parties	(187,825)	(12,270)
Accounts payable and accrued liabilities	181,222	14,308
Net cash used in operating activities	(3,796,652)	(799,764)

Investing activities
Purchase of property and equipment	(11,738)	(6,465)
Purchase of digital assets	(142,500,000)	-
Net cash used in investing activities	(142,511,738)	(6,465)

Financing activities
Proceeds from at-the-market offering	21,357,562	-
Proceeds from private placement of pre-funded warrants, net	137,907,255	-
Proceeds from exercise of warrants	370,288	-
Payments of deferred offering costs	(786,725)	-
Repayments of notes payable	(660,000)	-
Repayments of loans due to related parties	(425,241)	-
Net cash provided by financing activities	157,763,139	-

Effect of exchange rate changes on cash and cash equivalents	(1,151)	-

Net increase (decrease) in cash	11,453,598	(806,229)
Cash and cash equivalents at beginning of period	1,460,997	2,016,611
Cash and cash equivalents at the end of period	$12,914,595	$1,210,382

Supplementary cash flow disclosure
Cash paid for interest	$80,237	$-

Supplementary schedule of non-cash investing and financing activities
Debt to equity conversion	$3,930,314	$-
Digital assets received in connection with pre-funded warrants	$26,349,890	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANCORE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025 AND 2024

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

On September 5, 2025, the Company adopted a digital asset treasury strategy focused on Dogecoin. Pursuant to an asset management agreement that the Company entered into with Dogecoin Ventures, Inc. (the “Asset Manager”) and 21Shares US LLC (“21Shares”), on September 5, 2025 (the “Asset Management Agreement”), the Company established a multiyear advisory and asset-management program with the Asset Manager (which is a wholly-owned subsidiary of House of Doge Inc., the commercial arm of the Dogecoin Foundation) and 21Shares to manage the Company’s treasury assets, which include available cash or digital assets placed in the Company’s account to be utilized for such purpose (the “Treasury Account”), as well as all investments thereof, proceeds of, income on and additions or accretions to the same, including all assets which are or were in the Treasury Account, but which are deployed in decentralized finance or similar blockchain transactions from time to time in accordance with the investment strategy described in the Asset Management Agreement (the “Treasury Assets”).

The headquarters, principal address and records of the Company are located at 5920 South 118th Circle, Suite 2, Omaha, Nebraska.

Liquidity

The Company has incurred losses and negative cash flows from operations. From October 17, 2022 (the date of the acquisition) through September 30, 2025, the Company has financed its operations primarily through investor funding. As of September 30, 2025, the Company had cash of $12,914,595, a net loss of $13,367,699 for the three months ended September 30, 2025, and cash used in operating activities of $3,796,652. In accordance with Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern, management is required to perform a two-step analysis over the Company’s ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date the financial statements are issued. If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt.

On September 5, 2025, the Company completed an offering of pre-funded warrants to purchase an aggregate of 175,000,420 shares of class B common stock for aggregate gross proceeds of $175,000,420, of which $148,650,530 was paid in cash and $26,349,890 was paid in cryptocurrency. After deducting placement agent fees, reimbursed expenses, and other offering expenses from the total gross proceeds, including both cash and cryptocurrency gross proceeds, the Company received net proceeds of approximately $164,257,145. Of this amount, approximately $1,075,000 was used to pay off outstanding indebtedness and $4,400,000 will be used for working capital and general corporate purposes, with the balance of the net proceeds being used to acquire Dogecoin.

CLEANCORE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025 AND 2024

On August 29, 2025, the Company entered into an amended and restated sales agreement (the “Sales Agreement”) with Maxim Group LLC and Curvature Securities LLC (the “Sales Agents”), which amends and restates that certain sales agreement, dated June 20, 2025, between the Company and Curvature Securities LLC in its entirety. Pursuant to the terms of the Sales Agreement, the Company may, from time to time, in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, issue and sell through or to the Sales Agents up to a maximum aggregate amount of $1,150,000,000 of shares of class B common stock. During the three months ended September 30, 2025, the Company issued an aggregate of 6,533,723 shares of class B common stock under the Sales Agreement for gross proceeds of $22,017,431 and net proceeds of approximately $21,357,562.

Despite these offerings, management believes that currently available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. These factors, individually and collectively, indicate that a material uncertainty exists that raises substantial doubt about the Company’s ability to continue as a going concern for 12 months from the date of issuance of these financial statements as of and for the three months ended September 30, 2025.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of and for the three months ended September 30, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information, and include the accounts of the Company and its wholly owned subsidiary. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The unaudited interim consolidated financial statements are condensed and should be read in conjunction with the Company’s latest annual audited 2025 condensed consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on August 22, 2025 (the “Form 10-K”). The results of operations for interim periods are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2026 or for any other future annual or interim period.

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

The fiscal 2025 year-end balance sheet data was derived from audited financial statements, and certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to SEC rules or regulations; however, the Company believes the disclosures made are adequate to make the information presented not misleading.

A complete listing of the Company’s significant accounting policies is discussed in Note 2 – Summary of Significant Accounting Policies in the Notes to Financial Statements included in the Form 10-K.

CLEANCORE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025 AND 2024

Principles of Consolidation

The condensed consolidated financial statements are presented in U.S. dollars and include the accounts of the Company and its wholly owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Risks and Uncertainties

The Company is subject to a number of risks similar to other early-stage companies including, but not limited to, profitability, the need for additional financing to achieve its business strategy, ability to obtain regulatory approval, significant competition, and dependence on key individuals.

Cash and Cash Equivalents

Cash consists of cash in readily available checking and money market accounts. Cash is recorded at cost, which approximates fair value. As of September 30, 2025 and June 30, 2025, cash balances were deposited at a major financial institution. Cash balances are subject to minimal credit risk as the balances are with high credit quality financial institutions (see also Concentration of Credit Risk below). The Company maintains restricted cash, which is to be used for the purchase of Dogecoin as part of its treasury strategy.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist of cash for both the CleanCore and Treasury operating segments (see Note 16). The Company maintains deposits in federally insured financial institutions in excess of respective insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Inventory

Inventory consists of parts, work in progress and finished goods. The Company values parts and finished goods at the lower of the actual costs or net realizable value. The Company values work in progress at cost. The Company periodically reviews inventory for obsolete and potentially impaired items. As of September 30, 2025 and June 30, 2025, the Company maintained an allowance for slow-moving and inventory obsolescence of $301,315 and $37,420, respectively.

Digital Assets

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires in-scope crypto assets (including the Company's dogecoin holdings) to be measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such crypto assets recognized in the statement of operations each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard. The Company adopted this guidance effective September 2025.

The Company accounts for its digital assets, which are currently comprised solely of Dogecoin, as indefinite-lived intangible assets in accordance with ASC 350-60 (Intangibles – Goodwill and Other – Crypto Assets). The Company has ownership and control over its digital assets and uses a well-known crypto custodian to secure it.

The Company’s digital assets are initially recorded at cost, with the cost basis determined using the weighted average cost (“WAC”) method. Upon disposal, the cost basis of the digital assets sold is determined using the WAC method.

Digital assets are measured at fair value at each reporting period. The Company determines the fair value of Dogecoin in accordance with ASC 820 (Fair Value Measurement), based on the period-end quoted (unadjusted) prices in the Company’s principal market. Changes in fair value are recognized at each reporting date within the change in fair value of digital assets line item in the statement of operations.

CLEANCORE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025 AND 2024

The vast majority of the Company’s assets are concentrated in its Dogecoin holdings. Dogecoin is a digital asset, which is a novel asset class that is subject to significant legal, commercial, regulatory and technical uncertainty. Holding Dogecoin does not generate any cash flows and involves custodial fees and other costs. Additionally, the price of Dogecoin has historically experienced significant price volatility, and a significant decrease in the price of Dogecoin would adversely affect the Company’s financial condition and results of operations. The Company’s strategy of acquiring and holding Dogecoin also exposes it to counterparty risks with respect to the custody of its Dogecoin, cybersecurity risks, and other risks inherent to holding a digital asset. In particular, the Company is subject to the risk that, if its private keys with respect to its digital assets are lost or destroyed or other similar circumstances or events occur, the Company may lose some or all of its digital assets, which could materially adversely affect the Company’s financial condition and results of operations.

Deferred Offering Costs

In accordance with ASC 340-10-S99-1 and SEC Accounting Bulletin Topic 5A, specific incremental costs incurred by the Company directly attributable to a proposed offering of securities were deferred. As the pre-funded warrants offering closed on September 5, 2025, a total of $990,202 deferred costs were charged against the gross proceeds of the offering for the three months ended September 30, 2025. These offering costs included fees paid to underwriters, attorneys, accountants as well as printers and other third parties directly related to the offering. Costs such as management salaries or other general administrative expenses that are not incremental to the offering are not included in the deferred costs.

Net Loss per Share of Common Stock

Basic net loss per class A and class B common share is calculated by dividing the net loss distributed to class A and class B, respectively, by the weighted-average number of common shares of each respective class outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options, warrants and convertible debt are considered to be potentially dilutive securities. As of September 30, 2025 and June 30, 2025, there were 31,315,088 and 1,729,477, respectively, of potential common stock equivalents excluded from the diluted loss per share calculations as their effect is anti-dilutive. Because the Company has reported a net loss for the three months ended September 30, 2025 and 2024, diluted net loss per common share is the same as basic net loss per common share for such periods.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company adopted this guidance effective September 2025.

In December 2023, the FASB issued ASU No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires in-scope crypto assets (including the Company's dogecoin holdings) to be measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such crypto assets recognized in the statement of operations each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard. The Company adopted this guidance effective September 2025.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires public companies to disaggregate key expense categories such as inventory purchases, employee compensation and depreciation in their financial statements. Further, in January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarifies the effective date of ASU 2024-03. The guidance is effective for all public entities with fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December15, 2027. Early adoption is permitted. The Company is evaluating the impact that adoption of this provision may have on its consolidated financial statements.

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

CLEANCORE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025 AND 2024

3. Disaggregated Revenue

The following table disaggregates revenue by product category for the following periods:

	Three Months Ended September 30,
	2025	2024
Janitorial and Sanitation	$837,982	$341,363
Ice System	999	2,140
Other	65,718	21,397
Total revenue	$904,699	$364,900

The “Other” category of revenue consists primarily of sales of parts, accessories, shipping and handling, and equipment rental income.

The following table disaggregates revenue by geographical region for the following periods:

	Three Months Ended September 30,
	2025	2024
Domestic	$720,640	$364,900
International	184,059
Total revenue	$904,699	$364,900

4. Cash and Cash Equivalents

Cash and cash equivalents consists of the following at:

	September 30, 2025	June 30, 2025
Checking and savings	$224,753	$109,472
Money market	4,806,429	-
Restricted cash	7,883,413	1,351,525
Total cash and cash equivalents	$12,914,595	$1,460,997

5. Asset Acquisition

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

CLEANCORE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025 AND 2024

The total cost of the assets consisted of the following:

Consideration	Total Asset Cost
Cash	$425,000
Promissory note	800,000
Warrant	181,475
Direct acquisition-related costs	156,792
Total	$1,563,267

The promissory note is a 10% subordinated note with a principal amount of $800,000 bearing interest at ten percent (10%) per annum, payable quarterly, and was due and payable on April 15, 2027. The promissory note was issued at market and therefore, the carrying amount represents fair value. On August 26, 2025, all remaining principal and interest due under this note in the amount of $819,766 was converted into 415,584 shares of class B common stock.

The warrant is for the purchase up to 425,000 shares of class B common stock at an exercise price of $1.25 per share. The Company obtained an external valuation of the warrant noting a fair value of $181,475.

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

CLEANCORE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025 AND 2024

6. Accounts Receivable, Net

Accounts receivable, net consists of the following at:

	September 30, 2025	June 30, 2025
Trade accounts receivable	$511,153	$779,692
Allowance for doubtful accounts	(123,943)	(122,009)
Total accounts receivable, net	$387,210	$657,683

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following at:

	September 30, 2025	June 30, 2025
Prepaid inventory parts	$71,587	$27,510
Prepaid insurance	904,891	46,141
Prepaid marketing	1,350,000	-
Prepaid certification and fees	136,580	101,141
Prepaid professional fees	123,143	-
Prepaid other	40,567	52,772
Total prepaid expenses and other current assets	$2,626,768	$227,564

8. Inventory

Inventory consists of the following at:

	September 30, 2025	June 30, 2025
Parts	$938,521	$755,217
Finished goods	776,903	629,896
Inventory reserve	(301,315)	(37,420)
Total inventory, net	$1,414,109	$1,347,693

The Company values inventory at the balance sheet date using the weighted average method. The Company adjusted the inventory reserve to $301,315 as of September 30, 2025 from $37,420 as of June 30, 2025.

9. Digital Assets

The Company’s digital asset holdings are comprised of the following at:

	September 30, 2025	June 30, 2025
Number of Dogecoin held	703,617,752	-
Digital assets carrying fair value	$163,852,717	$-
Digital assets cost basis	$168,849,890	$-
Unrealized loss on digital assets	$4,997,173	$-

The fair value per share used to compute the digital assets carrying fair value as of September 30, 2025 was $0.23.

CLEANCORE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025 AND 2024

10. Intangible Assets

Intangible assets consist of the following at:

	September 30, 2025	June 30, 2025
Technology	$600,000	$600,000
Distribution agreements	586,831	586,831
Trademarks	904,428	904,428
License	339,576	339,576
Total	2,430,835	2,430,835
Less: accumulated amortization	(532,554)	(456,326)
Total intangible assets, net	$1,898,281	$1,974,509

The Company holds 15 patents, which are included in technology. These patents cover the functions of the Company’s products that allow its machines to produce the ozone in the form of nanobubbles.

Amortization expense related to intangibles was $75,579 and $38,499 for the three months ended September 30, 2025 and 2024, respectively.

11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at:

	September 30, 2025	June 30, 2025
Accounts payable	$373,290	$909,294
Accrued interest	11,686	44,459
Accrued payroll and related expenses	81,852	111,437
Warranty reserve	70,677	69,734
Accrued legal	15,000	70,425
Executive compensation	253,333	-
Digital asset management fees	286,809	-
Consulting fees	83,333	-
Contract termination	-	100,000
Other accrued expenses	23,305	74,936
Total accounts payable and other accrued expenses	$1,199,285	$1,380,285

12. Debt

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

CLEANCORE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025 AND 2024

On May 31, 2024, Burlington and Walker Water LLC (“WW”) entered into an allonge, assignment and agreement (the “Burlington Assignment Agreement”), pursuant to which Burlington agreed to transfer $633,840 of the note to WW. The Burlington Assignment Agreement also provided that the Company make a payment of $900,000 on May 31, 2024 to Burlington to reduce the principal amount of the note by $480,667 and pay the outstanding accrued interest of $419,333 in full. Also on May 31, 2024, the Company issued an amended and restated promissory note to Burlington (the “Burlington Note”). The Burlington Note had a new principal amount of $2,366,160, accrued interest at 8.5% per annum from October 17, 2022 (the date of the original note), and required quarterly payments in the amount of $100,000 over the course of the next two and a half years, with a final payment of $1,396,881 due on April 1, 2027. Although the Company did not timely make certain payments as required under the Burlington Note, Burlington has agreed to waive any default caused by such lack of payment and has not accelerated payment under the Burlington Note. On June 30, 2025, the Company and Burlington entered into conversion agreements pursuant to which the quarterly payments of $100,000 that were due on each of January 1, 2025, April 1, 2025 and July 1, 2025 were converted into an aggregate of 133,500 shares of class B common stock. On August 27, 2025, the Company and Burlington entered into a conversion agreement pursuant to which all remaining principal and accrued interest due under the Burlington Note in the amount of $1,785,342 was converted into 1,000,000 shares of class B common stock.

Pursuant to the Burlington Assignment Agreement, the Company also issued a promissory note to WW in the principal amount of $633,840 (the “WW Note”). The WW Note accrued interest at 8.5% per annum from October 17, 2022 (the date of the original note), which shall increase to 10% upon an event of default, and was due on December 31, 2024.

On December 24, 2024, the Company entered into a note assignment and cancellation agreement (the “WW Assignment Agreement”) with WW, Gary Hollst, the Company’s Chief Revenue Officer, and Gary Rohwer, a third party, pursuant to which WW assigned half of its right, title and interest in and to the WW Note to Garry Hollst and the remaining half to Gary Rohwer. Accordingly, the WW Note was cancelled and the Company issued a promissory note in the principal amount of $316,920 to Gary Hollst and a promissory note in the principal amount of $316,920 and accrued interest of $15,714 to Gary Rohwer (the “Rohwer Note”). The Rohwer Note was due and payable on December 31, 2024. On December 30, 2024, the Company repaid the Rohwer Note in full. Please see Note 13 for a description of the promissory note issued to Gary Hollst.

On April 15, 2025, CleanCore Global issued a 10% subordinated promissory note in the principal amount of $800,000 to Sanzonate. The note bore interest at a rate of 10% per annum, payable quarterly, and was due and payable on April 15, 2027. On August 26, 2025, the Company and Sanzonate entered into a conversion agreement pursuant to which all remaining principal and accrued interest due under this note in the amount of $819,766 was converted into 415,584 shares of class B common stock.

On April 16, 2025, the Company entered into subscription agreements with several accredited investors for the purchase of (i) 12% unsecured promissory notes in the aggregate principal amount of $1,010,000 and (ii) five-year warrants to purchase an aggregate of 134,666 shares of class B common stock at an exercise price of $1.06 per share for an aggregate purchase price of $1,010,000. The notes bore interest at a rate of 12% per annum, payable quarterly, and were due and payable on April 16, 2027. On August 26, 2025, the Company and the holder of a 12% unsecured promissory note in the principal amount of $350,000 entered into a conversion agreement pursuant to which all remaining principal and accrued interest due under this note in the amount of $405,417 was converted into 85,366 shares of class B common stock. On September 5, 2025, the outstanding principal balance of the remaining notes of $660,000 and accrued interest balance of $14,300 was paid in full.

On June 6, 2025, the Company entered into a subscription agreement with an accredited investor for the purchase of (i) a 12% unsecured promissory note in the principal amount of $500,000 and (ii) a five-year warrant to purchase 66,667 shares of class B common stock at an exercise price of $1.06 per share for a purchase price of $500,000. The note bore interest at a rate of 12% per annum, payable quarterly, and was due and payable on June 6, 2027. On August 26, 2025, the Company and the holder entered into a conversion agreement pursuant to which all remaining principal and accrued interest due under this note in the amount of $579,167 was converted into 243,902 shares of class B common stock.

CLEANCORE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025 AND 2024

On June 30, 2025, the Company issued to an accredited investor (i) an original issue discount promissory note in the principal amount of $520,000 and (ii) a five-year warrant to purchase 25,000 shares of class B common stock at an exercise price of $2.00 per share for a purchase price of $500,000. This note was due and payable on October 10, 2025 and accrued interest at a rate of 15% per annum. On August 26, 2025, the Company and the holder entered into a conversion agreement pursuant to which all remaining principal and accrued interest due under this note in the total amount of $532,181 was converted into 126,829 shares of class B common stock.

13. Related Party Transactions

As of September 30, 2025 and June 30, 2025, the Company had a short-term amount due to Clayton Adams, its Chief Executive Officer and founder, in the amount of $29,071 and $41,895, respectively, for operational expenses paid by a credit card in his name. The Company has a verbal agreement with Mr. Adams to pay the credit card charges directly to the issuing financial institution as they become due and is current on these payments.

On October 17, 2022, the Company entered into a consulting agreement with Birddog Capital, LLC (“Birddog”), a limited liability company owned by Clayton Adams, pursuant to which the Company engaged Birddog to provide management services to the Company. Pursuant to the consulting agreement, the Company agreed to pay Birddog a monthly fee of $6,000 commencing on October 17, 2022. The Company also agreed to reimburse Birddog for all pre-approved business expenses. The term of the consulting agreement was for one (1) year. On April 1, 2024, the Company entered into a new consulting agreement with Birddog which provides for a monthly fee of $22,000. In addition, the Company agreed to pay Birddog $175,000 upon completion of the initial public offering and grant Birddog 500,000 restricted stock units, with 250,000 shares vesting immediately and 250,000 shares vesting eighteen months after issuance. The Company did not make such payment or issue such shares upon completion of the initial public offering. On June 11, 2025, the Company and Birddog entered into an amendment to the consulting agreement, pursuant to which the Company agreed to pay Birddog a monthly fee of $22,000 and deferred expenses of up to $25,000. The Company also agreed to issue to Clayton Adams 500,000 restricted stock units, vesting immediately, and agreed to pay Birddog $175,000 no earlier than August 1, 2025 and no later than December 31, 2025. The Company paid the $175,000 in full during the three months ended September 30, 2025. On September 5, 2025, the Company entered into an Executive Employment Agreement with Clayton Adams, which immediately nullified the consulting agreement, which was set to expire on October 23, 2025.

On July 27, 2023, the Company agreed to purchase approximately $105,000 worth of inventory from Nebraska C. Ozone, LLC, a related party business owned by Lisa Roskens, a significant stockholder at such time and the principal officer of Burlington, due to an open purchase order that the Company’s predecessor had with an inventory vendor that was not included in the liabilities assumed from the predecessor per the terms of the acquisition purchase agreement. The inventory is to be purchased as needed, consistent with other inventory purchases. However, if the entire $105,000 amount is not purchased by March 31, 2024, the balance at that date begins accruing interest at a rate of seven percent (7%) per annum until it is paid in full. As of September 30, 2025, the Company has purchased $12,578 of the inventory, with an outstanding payable balance of $105,000, and has an accrued interest balance of $11,686.

On March 26, 2024, the Company entered into a loan agreement with Clayton Adams, pursuant to which the Company issued a revolving credit note to Mr. Adams in the principal amount of up to $500,000. Pursuant to the loan agreement and note, Mr. Adams agreed to provide advances to the Company upon request during the period commencing on April 25, 2024 and continuing until the second anniversary of such date, or the maturity date. This note accrues simple interest on the outstanding principal amount at the rate of 8% per annum, with all principal and interest due on the maturity date; provided that upon an event of default (as defined in the note), such rate shall increase to 13%. The Company may prepay the note at any time without penalty or premium. The note is unsecured and contains customary events of default for a loan of this type. As of September 30, 2025, no advances have been made, and the principal amount of this note is $0.

On September 5, 2025, the Company entered into an option agreement with Clayton Adams, pursuant to which the Company granted Mr. Adams an irrevocable option to elect, in his sole discretion, at any time commencing on the date that is one hundred eighty (180) days after the closing of the offering that was completed on September 5, 2025, and ending on the third (3rd) anniversary of such date, to either (i) direct the Company to consummate a spin-off of the Company’s business and operations as conducted immediately prior to the closing of such offering, excluding any digital asset treasury business or other business lines commenced after such date, and including all assets, liabilities and employees primarily related thereto (the “Legacy Business”), or (ii) acquire, or cause one or more entities designated by Mr. Adams to acquire, the Legacy Business at a price proposed by Mr. Adams that he believes falls within a range that is considered fair, from a financial point of view, for the Legacy Business and that is confirmed as fair from a financial point of view by a fairness opinion (the “Option Price”). The Option Price will assume that the Legacy Business will have at least $500,000 in unrestricted cash and cash equivalents at the time of such spin-off or acquisition, and if the unrestricted cash and cash equivalents of the Legacy Business are less than such amount, the Option Price shall be reduced, dollar for dollar, by the amount of such shortfall. In accordance with ASC 718 (Share-based Compensation) and ASC 815 (Derivatives and Hedging), as the contingent arrangement has no economic value at grant or exercise, no accounting treatment is required by the Company as of September 30, 2025.

CLEANCORE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025 AND 2024

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

On December 24, 2024, the Company issued a 20% original issue discount promissory note in the principal amount of $415,241 to Clayton Adams. On January 27, 2025, Mr. Adams entered into a note sale assignment and cancellation agreement with Travis Buchanan, the Company’s President, pursuant to which Mr. Adams sold and assigned $125,000 of the note to Mr. Buchanan for a purchase price of $100,000. Following such assignment, the Company issued a 20% original issue discount promissory note in the principal amount of $290,241.25 to Mr. Adams. This note accrued interest at a rate of 8% per annum and was originally due and payable on June 30, 2025. On May 2, 2025, the parties entered into an amendment pursuant to which the maturity date was changed to require repayment with sixty (60) days of written demand from Mr. Adams. On September 5, 2025, the outstanding principal balance and accrued interest due in the amount of $304,295 was paid in full.

Following the assignment described above, the Company issued a 20% original issue discount promissory note in the principal amount of $125,000 to Mr. Buchanan. This note accrued interest at a rate of 8% per annum and was originally due and payable on June 30, 2025. On May 2, 2025, the parties entered into an amendment pursuant to which the maturity date was changed to require repayment with sixty (60) days of written demand from Mr. Buchanan. On September 5, 2025, the outstanding principal balance of this note and accrued interest due in the amount of $131,053 was paid in full.

ACME People Company, a company owned and controlled by Travis Buchanan, the Company’s President, participated in the private placement of promissory notes and warrants that was completed on April 16, 2025 (see Note 10) and was issued (i) a 12% unsecured promissory note in the principal amount of $10,000 and (ii) a five-year warrant to purchase 1,333 shares of class B common stock at an exercise price of $1.06 per share. On September 5, 2025, the outstanding principal balance of this note and accrued interest due in the amount of $10,217 was paid in full.

In connection with the acquisition of the assets of Sanzonate, on April 15, 2025, CleanCore Global issued a 7% unsecured promissory note in the principal amount of $475,000 to CleanCore US. The note bears interest at a rate of 7% per annum commencing on April 15, 2027 with all principal and interest due and payable on April 15, 2030. The note may be prepaid at any time without premium or penalty, is unsecured, and contains customary events of default for a loan of this type. As of September 30, 2025, the outstanding principal balance of this note is $475,000 and it has an accrued interest balance of $16,032. This loan and related interest is eliminated in consolidation.

14. Stockholders’ Equity

On September 11, 2025, the Company filed an amendment to its articles of incorporation to increase the number of shares of class B common stock that the Company is authorized to issue to 2,000,000,000 shares. Accordingly, as of September 30, 2025, the Company’s authorized capital stock consists of 2,100,000,000 shares, consisting of (i) 2,050,000,000 shares of common stock, par value $0.0001 per share, of which 50,000,000 shares are designated class A common stock and 2,000,000,000 shares are designated as class B common stock; and (ii) 50,000,000 shares of “blank check” preferred stock, par value $0.0001 per share. See also Note 18 for an additional amendment.

Common Stock

For the Three Months Ended September 30, 2025

On August 20, 2025, the Company issued 375,000 shares of class B common stock pursuant to the terms of a settlement agreement with Boustead Securities, LLC.

CLEANCORE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025 AND 2024

On August 27, 2025, the Company issued 200,000 shares of class B common stock to a service provider in exchange for the cancellation of amounts owed for legal services in the amount of $416,904.

On August 29, 2025, the Company issued 90,172 shares of class B common stock upon a cashless exercise of stock options granted under the Company’s 2022 Equity Incentive Plan, as amended (the “2022 Plan”).

On September 2, 2025, the Company issued 200,000 shares of class B common stock to a service provider in exchange for the cancellation of amounts owed for legal services in the amount of $250,000.

On September 5, 2025, all remaining 1,875,795 shares of class A common stock were converted into 1,875,795 shares of class B common stock.

On September 23, 2025, the Company issued an aggregate of 163,805,420 shares of class B common stock upon the exercise of pre-funded warrants issued on September 5, 2025 (see Warrants below).

During the three months ended September 30, 2025, the Company issued an aggregate of 44,114 shares of class B common stock upon the cashless exercise of other warrants.

During the three months ended September 30, 2025, the Company issued an aggregate of 300,686 shares of class B common stock upon the exercise of warrants for proceeds of $370,288.

During the three months ended September 30, 2025, the Company issued an aggregate of 1,871,681 shares of class B common stock upon the settlement of debt in the amount of $4,089,692 (see also Notes 12 and 13).

During the three months ended September 30, 2025, the Company issued an aggregate of 1,215,000 shares of class B common stock upon the grant of restricted stock awards under the Plan, as described in more detail below.

During the three months ended September 30, 2025, the Company issued an aggregate of 125,452 shares of class B common stock upon the vesting of a restricted stock unit awards granted under the 2022 Plan.

During the three months ended September 30, 2025, the Company issued an aggregate of 6,533,723 shares of class B common stock under the Sales Agreement for gross proceeds of $22,017,432 and net proceeds of approximately $21,357,562.

As of September 30, 2025, there were 0 shares of class A common stock and 186,598,270 shares of class B common stock issued and outstanding.

For the Three Months Ended September 30, 2024

During the three months ended September 30, 2024, the Company issued an aggregate of 9,166 shares of class B common stock upon the vesting of restricted stock unit awards granted under the 2022 Plan.

As of September 30, 2024, there were 270,000 shares of class A common stock and 7,970,085 shares of class B common stock issued and outstanding.

Stock Options

No options were issued during the three months ended September 30, 2025. During the three months ended September 30, 2025, a holder exercised a stock option issued under the 2022 Plan on a cashless basis for 90,172 shares of class B common stock, resulting in the forfeiture of 29,828 options. In addition, an aggregate of 138,750 options were forfeited following termination of service.

CLEANCORE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025 AND 2024

Warrants

On September 5, 2025, the Company completed an offering of pre-funded warrants to purchase an aggregate of 175,000,420 shares of class B common stock for aggregate gross proceeds of $175,000,420, of which $148,650,530 was paid in cash and $26,349,890 was paid in cryptocurrency. After deducting placement agent fees, reimbursed expenses, and other offering expenses from the total gross proceeds, including both cash and cryptocurrency gross proceeds, the Company received net proceeds of approximately $164,257,145. The pre-funded warrants have a nominal exercise price of $0.0001 (subject to standard adjustments for stock splits, stock dividends, recapitalizations, mergers and similar transactions), include a cashless exercise provision, and may be exercised at any time until all of the pre-funded warrants are exercised in full. On September 23, 2025, 163,805,420 of the pre-funded warrants were exercised for 163,805,420 shares of class B common stock, and accordingly, the Company recorded a current liability of $11,125,000 for the remaining unexercised pre-funded warrants.

In connection with this offering and as partial compensation for their services, on September 5, 2025, the Company issued a five-year warrant to purchase 3,150,008 shares of class B common stock to Maxim Group LLC and a five-year warrant to purchase 2,100,005 shares of class B common stock to Curvature Securities LLC and its affiliates. These warrants have an exercise price of $1.33 (subject to standard adjustments for stock splits, stock dividends, recapitalizations, mergers and similar transactions) and may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the warrants or the prospectus contained therein is not available for the resale of such shares by the holder.

On September 5, 2025, the Company also issued to the Asset Manager (i) a five-year warrant to purchase 8,750,021 shares of class B common stock at an exercise price of $1.00 (subject to standard adjustments for stock splits, stock dividends, recapitalizations, mergers and similar transactions) and (ii) a five-year warrant to purchase 5,250,013 shares of class B common stock at an exercise price of $1.33 (subject to standard adjustments for stock splits, stock dividends, recapitalizations, mergers and similar transactions). These warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the warrants or the prospectus contained therein is not available for the resale of such shares by the holder.

All of the foregoing warrants contain a beneficial ownership limitation which provides that the Company will not effect any exercise, and a holder will not have the right to exercise, any portion of a warrant to the extent that, after giving effect to the exercise, such holder (together with such holder’s affiliates) would beneficially own in excess of 4.99% (or, at the election of the holder, 9.99%) of the number of shares of class B common stock outstanding immediately after giving effect to the issuance of shares issuable upon such exercise, which such percentage may be increased or decreased, but not in excess of 9.99%, by the holder upon at least sixty-one (61) days’ prior notice to the Company.

During the three months ended September 30, 2025, an aggregate of 300,686 previously issued warrants were exercised for proceeds of $370,288. In addition, an aggregate of 44,114 warrants were exercised on a cashless basis, resulting in the forfeiture of 55,886 warrants.

Restricted Stock Awards

On July 1, 2025, the Company granted a restricted stock award under the 2022 Plan for 30,000 shares of class B common stock, which vested in full on the date of grant.

On July 21, 2025, the Company granted a restricted stock award under the 2022 Plan for 250,000 shares of class B common stock, with half of the shares vesting on the date of grant and the remaining shares vesting quarterly for 5 quarters.

On July 21, 2025, the Company granted a restricted stock unit award under the 2022 Plan for 100,000 shares of class B common stock, which vest based on certain revenue targets.

On August 21, 2025, the Company granted a restricted stock award under the 2022 Plan for 725,000 shares of class B common stock, which vested in full on the date of grant.

On September 5, 2025, the Company granted a restricted stock unit award under the 2022 Plan for 360,000 shares of class B common stock, which vest monthly over one year commencing on October 5, 2025.

On September 5, 2025, the Company granted a restricted stock unit award under the 2022 Plan for 120,000 shares of class B common stock, which vest monthly over one year commencing on October 5, 2025.

CLEANCORE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025 AND 2024

On September 9, 2025, the Company granted a restricted stock award under the 2022 Plan for 15,000 shares of class B common stock, which vested in full on the date of grant.

On September 9, 2025, the Company granted a restricted stock award under the 2022 Plan for 20,000 shares of class B common stock, which vested in full on the date of grant.

On September 25, 2025, the Company granted a restricted stock award under the 2022 Plan for 175,000 shares of class B common stock, which vested in full on the date of grant.

Stock-based Compensation

Total stock compensation expense for the three months ended September 30, 2025 and 2024 was $1,167,775 and $182,400, respectively. In addition, $45,640,112 of warrants issued to consultants was recorded as an offset to equity as of September 30, 2025. As of September 30, 2025, total unrecognized stock compensation expense was $2,758,642 with the weighted average period over which it is expected to be recognized of 1.21 years.

15. Net loss Per Share

The following tables set forth the computation of basic and dilutive net loss per share of common stock:

	Three Months Ended September 30,
	2025		2024
Basic and Diluted Net Loss Per Share	Class A	Class B	Class A	Class B
Numerator
Allocation of undistributed loss	$-	$(13,367,699)	$(28,065)	$(828,017)
Denominator
Weighted average number of shares used in per share computation	-	27,096,436	270,000	7,965,818
Basic and diluted net loss per share	$-	$(0.49)	$(0.10)	$(0.10)

16. Segment Information

Due to the establishment of the official Dogecoin treasury strategy on September 5, 2025 as part of the $175 million private placement offering (see Note 1), the Company now has two reportable operating segments: (i) the CleanCore Segment, which is engaged in the development and production of cleaning products and solutions that are marketed for professional, industrial, or home use; and (ii) the Treasury Segment, which executes the Company’s digital asset treasury strategy focused on Dogecoin and includes the Company’s Treasury Assets. The Treasury Segment also includes dedicated resources assigned to execute on the digital asset strategy, unrealized gain or loss on digital assets, and other third-party costs associated with the Company’s digital assets holdings, and income tax effects generated from the Company’s Dogecoin holdings to better align with their activities and utilization.

The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer, who manages the Company as two discrete segments as well as on a consolidated basis. The CODM uses net income (loss) to assess the profitability of the CleanCore Segment by comparing actual to budgeted results on a quarterly basis. In doing so, he focuses on revenue, gross profit, and operating profit (loss) of the CleanCore Segment. The CODM, in conjunction with the Chief Investment Officer, assesses the Treasury Segment using the value of the Dogecoin and number of tokens held. Both segments allocate personnel and budget accordingly to maximize potential profitability. The CODM also uses net income (loss) to understand the impact from income taxes and financing costs for general tax and liquidity planning purposes.

The following tables present for each Segment and on a consolidated basis, the Company’s revenues, gross profit and operating profit (loss) regularly provided to the CODM and reconciled to net income (loss) for each of the periods presented. Total segment assets provided to the CODM are also disclosed in the tables below for each period presented.

CLEANCORE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025 AND 2024

	Three Months Ended September 30, 2025
	CleanCore	Treasury	Consolidated
Revenue	$904,699	$-	$904,699
Gross Profit	536,470	-	536,470
Loss from Operations	(3,335,707)	(4,901,134)	(8,236,841)
Net Loss	(8,370,526)	(4,997,173)	(13,367,699)
Total Assets	$13,994,324	$171,736,130)	$185,730,454

17. Commitments and Contingencies

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

Leases

The Company has a non-cancellable operating lease commitment for its office facility expiring in 2028. Rent expense totaled $40,416 and $40,416 for the three months ended September 30, 2025 and 2024, respectively.

The following table discloses the lease cost, weighted average discount rate, and weighted average remaining lease term for operating leases as of September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Operating lease cost	$40,416	$40,416
Remaining lease term	2.4 years	3.4 years
Discount rate	6.56%	6.56%

The discount rate was determined using the Company’s external debt and was adjusted for collateralization, term and lease amount.

The following table discloses the undiscounted cash flows on an annual basis and a reconciliation of the undiscounted cash flows of operating lease liabilities recognized in the balance sheet as of September 30, 2025:

Year Ended June 30,
2026 (remainder)	$125,765
2027	171,407
2028	116,160
2029	-
2030	-
Total undiscounted cash flows	413,332
Less amount representing interest	(30,255)
Present value of lease liabilities	383,077
Less current portion	(148,440)
Noncurrent lease liabilities	$234,637

CLEANCORE SOLUTIONS, INC.
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2025 AND 2024

Asset Management Agreement

Pursuant to the terms of the Asset Management Agreement, the Company agreed to pay the Asset Manager and 21Shares a monthly fee in arrears computed at an annual rate as follows: (i) 2% in the aggregate on amounts up to and including $1,000,000,000 in Treasury Account value, with 1.75% paid to the Asset Manager and 0.25% paid to 21Shares; (ii) 1.75% in the aggregate on amounts above $1,000,000,000 up to and including $1,500,000,000 in Treasury Account value, with 1.5% paid to the Asset Manager and 0.25% paid to 21Shares; and (iii) 1.5% in the aggregate on amounts above $1,500,000,000 in Treasury Account value, with 1.25% paid to the Asset Manager and 0.25% paid to 21Shares. Such payments may be made, in the sole discretion of the Asset Manager or 21Shares, in shares of class B common stock, cash, or Dogecoin and shall be pro-rated for partial periods.

18. Subsequent Events

Charter Amendment

On October 13, 2025, the Company filed Amended and Restated Articles of Incorporation which (i) removed the dual class structure of the Company’s common stock and (ii) increased the number of shares of common stock that the Company is authorized to issue to 6,942,000,000 shares. Accordingly, the Company is now authorized to issue 6,942,000,000 shares of common stock, $0.0001 par value per share, and 50,000,000 shares of preferred stock, $0.0001 par value per share.

Plan Amendment

On October 13, 2025, the 2022 Plan was amended to increase the share reserve to 25,000,000 shares of common stock.

Stock Awards

On October 13, 2025, the Company granted a restricted stock award to Marco Margiotta, the Company’s Chief Investment Officer, under the 2022 Plan for 4,000,000 shares of common stock, which vested in full on the date of grant.

On October 13, 2025, the Company granted a restricted stock award to Clayton Adams, the Company’s Chief Executive Officer, under the 2022 Plan for 3,250,000 shares of common stock, which vested in full on the date of grant.

On October 20, 2025, the Company granted restricted stock awards to two consultants for an aggregate of 300,000 shares of common stock, which vested in full on the date of grant.

Stock Issuances

On October 1, 2025, the Company issued an aggregate of 35,452 shares of class B common stock upon the vesting of restricted stock units granted under the 2022 Plan.

On October 5, 2025, the Company issued an aggregate of 40,000 shares of class B common stock upon the vesting of restricted stock units granted under the 2022 Plan.

On October 13, 2025, the Company issued 4,999,750 shares of common stock upon the cashless exercise of a pre-funded warrant issued on September 5, 2025.

On November 5, 2025, the Company issued an aggregate of 40,000 shares of common stock upon the vesting of restricted stock units granted under the 2022 Plan.

Subsequent to September 30, 2025, the Company issued an aggregate of 2,045,550 shares of common stock under the Sales Agreement for gross proceeds of $4,382,348 and net proceeds of approximately $4,250,878.

Digital Asset Activity

During the period between October 1, 2025 and November 12, 2025, the Company purchased 29,443,153 units of Dogecoin for $6,106,986.

As of November 12, 2025, the Company’s Digital Asset fair value is $131,452,482, representing an unrealized loss of $32,400,235 since September 30, 2025.

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

In some cases, you can identify forward-looking statements by terms such as “may,” “could,” “will,” “should,” “would,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “project” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. You should not place undue reliance on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, which are, in some cases, beyond our control and which could materially affect results. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under Item 1A “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, or the Form 10-K, as may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, or the SEC, in the future, and elsewhere in this report. If one or more of these risks or uncertainties occur, or if our underlying assumptions prove to be incorrect, actual events or results may vary significantly from those implied or projected by the forward-looking statements. No forward-looking statement is a guarantee of future performance.

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

On September 5, 2025, we adopted a digital asset treasury strategy focused on Dogecoin. Pursuant to an asset management agreement that we entered into with Dogecoin Ventures, Inc., or the Asset Manager, and 21Shares US LLC, or 21Shares, on September 5, 2025, or the Asset Management Agreement, we established a multiyear advisory and asset-management program with the Asset Manager (which is a wholly-owned subsidiary of House of Doge Inc., the commercial arm of the Dogecoin Foundation) and 21Shares to manage our treasury assets, which include available cash or digital assets placed in our account to be utilized for such purpose, or the Treasury Account, as well as all investments thereof, proceeds of, income on and additions or accretions to the same, including all assets which are or were in the Treasury Account, but which are deployed in decentralized finance or similar blockchain transactions from time to time in accordance with the investment strategy described in the Asset Management Agreement (which we refer to as the Treasury Assets).

Principal Factors Affecting the Financial Performance of our Cleaning Solutions Business

The operating results for our cleaning solutions business are primarily affected by the following factors:

●	our ability to acquire new customers or retain existing customers;

●	our ability to stay ahead of our value-proposition to end consumers;

●	our ability to continue innovating our technology to meet consumer demand;

●	industry demand and competition; and

●	market conditions and our market position.

Principal Factors Affecting the Financial Performance of our Cryptocurrency Treasury Operations

The operating results for our Treasury operations are primarily affected by the following factors:

●	the market value of Dogecoin tokens;

●	the trading volume of Dogecoin tokens; and

●	investor understanding and willingness to purchase and use Dogecoin.

Segments

Due to the establishment of our digital asset treasury strategy on September 5, 2025, we now have two reportable operating segments: (i) the CleanCore segment, which is engaged in the development and production of cleaning products and solutions that are marketed for professional, industrial, or home use; and (ii) the Treasury segment, which executes our digital asset treasury strategy focused on Dogecoin and includes the Treasury Assets. The Treasury segment also includes dedicated resources assigned to execute on our digital asset strategy, unrealized gain or loss on digital assets, and other third-party costs associated with our digital assets holdings, and income tax effects generated from our Dogecoin holdings to better align with their activities and utilization.

Our chief operating decision maker, or CODM, is our Chief Executive Officer, who manages our company as two discrete segments as well as on a consolidated basis. The CODM uses net income (loss) to assess the profitability of the CleanCore segment by comparing actual to budgeted results on a quarterly basis. In doing so, he focuses on revenue, gross profit, and operating profit (loss) of the CleanCore segment. The CODM, in conjunction with our Chief Investment Officer, assesses the Treasury segment using the value of the Dogecoin and number of tokens held. Both segments allocate personnel and budget accordingly to maximize potential profitability. The CODM also uses net income (loss) to understand the impact from income taxes and financing costs for general tax and liquidity planning purposes.

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

Results of Operations

Comparison of Three Months Ended September 30, 2025 and 2024

The following table sets forth key components of our results of operations for the three months ended September 30, 2025 and 2024, both in dollars and as a percentage of our revenue.

	Three Months Ended September 30,
	2025		2024
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$904,699	100.00%	$364,900	100.00%
Cost of sales	368,229	40.70%	179,401	49.16%
Gross profit	536,470	59.30%	185,499	50.84%
Operating expenses:
General and administrative expense	8,625,133	953.37%	916,214	251.09%
Advertising expense	71,529	7.91%	46,210	12.66%
Depreciation and amortization expense	76,649	8.47%	39,823	10.91%
Total operating expenses	8,773,311	969.75%	1,002,247	274.66%
Loss from operations	(8,236,841)	(910.45)%	(816,748)	(223.83)%
Other income (expense)
Interest expense, net	(133,133)	(14.72)%	(39,334)	(10.78)%
Change in fair value of digital assets	(4,997,173)	(552.36)%	-	-
Foreign exchange loss	(552)	(0.06)%	-	-
Total other income (expense)	(5,130,858)	(567.13)%	(39,334)	(10.78)%
Net loss	$(13,367,699)	(1,477.59)%	$(856,082)	(234.61)%

Revenue. All of our revenue is generated by the CleanCore segment, which generates revenue from sales of our cleaning products. Our revenue increased by $539,799, or 147.93%, to $904,699 for the three months ended September 30, 2025 from $364,900 for the three months ended September 30, 2024. The increase is primarily due to sales from a new customer, Kellermeyer Bergensons Services, LLC, or KBS, pursuant to a three-year memorandum of understanding that we entered into with KBS on January 10, 2025. For the three months ended September 30, 2025, we recognized $354,351 in revenue from KBS.

Cost of sales. Our cost of sales consists of raw materials, components, labor, demo expenses and warranty reserves. Our cost of sales increased by $188,828, or 105.25%, to $368,229 for the three months ended September 30, 2025 from $179,401 for the three months ended September 30, 2024. As a percentage of revenue, cost of sales was 40.7% and 49.16% for the three months ended September 30, 2025 and 2024, respectively. The decrease is the result of better efficiencies driven by scale, cost optimization, and technological improvements.

Gross profit. As a result of the foregoing, our gross profit increased by $350,971, or 189.20%, to $536,470 for the three months ended September 30, 2025 from $185,499 for the three months ended September 30, 2024. As a percentage of revenue, gross profit was 59.3% and 50.84% for the three months ended September 30, 2025 and 2024, respectively.

General and administrative expenses. In the CleanCore segment, our general and administrative expenses consist primarily of personnel expenses, including employee salaries and bonuses plus related payroll taxes, stock based compensation expense, professional advisor fees, bad debts, rent expense, insurance and other expenses incurred in connection with general operations. In the Treasury segment, our general and administrative expenses consist primary of professional advisor fees, stock based compensation expense, insurance expense, and employee salaries and bonuses plus related payroll taxes. Our general and administrative expenses increased by $7,708,919, or 841.39%, to $8,625,133 for the three months ended September 30, 2025 from $916,214 for the three months ended September 30, 2024. As a percentage of revenue, our general and administrative expenses were 953.37% and 251.09% for the three months ended September 30, 2025 and 2024, respectively. This increase was primarily due to increases of $5,826,062 in professional and consulting fees, $985,675 in stock compensation expense, $715,487 in payroll and benefits related to an increase in headcount, and $149,553 in director and officer insurance. On a segmented basis, general and administrative expenses for the CleanCore and Treasury segments for the three months ended September 30, 2025 were $5,392,103 and $3,233,030, respectively.

Advertising expenses. In the CleanCore segment, advertising expenses consist of vendor trade shows and various trade publications. In the Treasury segment, advertising expense is driven by crypto marketing expenses. Our advertising expenses increased by $25,319, or 54.79%, to $71,529 for the three months ended September 30, 2025 from $46,210 for the three months ended September 30, 2024. Such an increase was primarily due to increased expenses related to crypto marketing. As a percentage of revenue, our advertising expenses were 7.91% and 12.66% for the three months ended September 30, 2025 and 2024, respectively. On a segmented basis, advertising expenses for the CleanCore and Treasury segments for the three months ended September 30, 2025 were $39,529 and $32,000, respectively.

Depreciation and amortization expense. Depreciation and amortization expense, all of which is generated by the CleanCore segment, increased by $36,826, or 92.47%, to $76,649 for the three months ended September 30, 2025 from $39,823 for the three months ended September 30, 2024. As a percentage of revenue, depreciation and amortization expense was 8.47% and 10.91% for the three months ended September 30, 2025 and 2024, respectively. The increase is due to amortization expense associated with additional intangibles acquired with the asset acquisition of Sanzonate in April 2025.

Total other income (expense). We had $5,130,858 in total other expense, net, for the three months ended September 30, 2025, as compared to $39,334 for the three months ended September 30, 2024. Other expense, net, for the three months ended September 30, 2025 consisted of interest expense of $133,133, a change in fair value of digital assets of $4,997,173 and a foreign exchange loss of $552, while other expense, net, for the three months ended September 30, 2024 consisted entirely of interest expense. The increase in interest expense was primarily due to an increase in the notes payable balance.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $13,367,699 for the three months ended September 30, 2025, as compared to $856,082 for the three months ended September 30, 2024, an increase of $12,511,617, or 1,461.50%.

Liquidity and Capital Resources

Our company has incurred losses and negative cash flows from operations. From October 17, 2022 (the date of the acquisition) through September 30, 2025, we have financed our operations primarily through investor funding. As of September 30, 2025, we had cash and cash equivalents of $12,914,595, a net loss for the three months ended September 30, 2025 of $13,367,699 and cash used in operating activities of $3,796,652.

Despite our recent offerings described below, management believes that currently available resources will not be sufficient to fund our planned expenditures over the next 12 months. These factors, individually and collectively indicate that a material uncertainty exists that raises substantial doubt about our company’s ability to continue as a going concern for 12 months from the date of issuance of the accompanying financial statements.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the three months ended September 30, 2025 and 2024.

	Three Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(3,796,652)	$(799,764)
Net cash used in investing activities	(142,511,738)	(6,465)
Net cash provided by financing activities	157,763,139	-
Effect of exchange rate changes on cash and cash equivalents	(1,151)	-
Net increase (decrease) in cash	11,453,598	(806,229)
Cash at beginning of period	1,460,997	2,016,611
Cash at end of period	$12,914,595	$1,210,382

Net cash used in operating activities was $3,796,652 for the three months ended September 30, 2025, as compared to $799,764 for the three months ended September 30, 2024. For the three months ended September 30, 2025, our net loss of $13,367,699 and an increase in prepaid expenses of $2,399,204, offset by a change in fair value of digital assets of $4,997,173, stock based compensation of $1,167,775, and non-cash professional fees of $4,894,750, were the primary drivers of net cash used in operating activities. For the three months ended September 30, 2024, our net loss of $856,082 and a decrease in prepaid expenses of $142,084, offset by stock based compensation of $182,400, were the primary drivers of net cash used in operating activities.

Net cash used in investing activities was $142,511,738 for the three months ended September 30, 2025, as compared to $6,465 for the three months ended September 30, 2024. The net cash used in investing activities for the three months ended September 30, 2025 consisted of purchases of digital assets of $142,500,000 and purchases of property and equipment of $11,738, while the net cash used in investing activities for the three months ended September 30, 2024 consisted entirely of purchases of property and equipment.

Net cash provided by financing activities was $157,763,139 for the three months ended September 30, 2025, as compared to $0 for the three months ended September 30, 2024. Net cash provided by financing activities for the three months ended September 30, 2025 consisted of proceeds from the private placement described below of $137,907,255, proceeds from the Sales Agreement described below of $21,357,562 and proceeds from the exercise of warrants of $370,288, offset by repayments of notes payable of $660,000, payments for deferred offering costs of $786,725 and repayments of related party loans of $425,241.

On August 29, 2025, we entered into an amended and restated sales agreement, or the Sales Agreement, with Maxim Group LLC and Curvature Securities LLC, or the Sales Agents, pursuant to which we may, from time to time, in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, issue and sell through or to the Sales Agents up to a maximum aggregate amount of $1,150,000,000 of shares of class B common stock. During the three months ended September 30, 2025, we issued an aggregate of 6,533,723 shares of class B common stock under the Sales Agreement for gross proceeds of $22,017,432 and net proceeds of approximately $21,357,562.

On September 5, 2025, we completed an offering of pre-funded warrants to purchase an aggregate of 175,000,420 shares of class B common stock for aggregate gross proceeds of $175,000,420, of which $148,650,530 was paid in cash and $26,349,890 was paid in cryptocurrency. After deducting placement agent fees, reimbursed expenses, and other offering expenses from the total gross proceeds, including both cash and cryptocurrency gross proceeds, we received net proceeds of approximately $164,257,145. Of this amount, approximately $1,075,000 was used to pay off outstanding indebtedness and $4,400,000 will be used for working capital and general corporate purposes, with the balance of the net proceeds being used to acquire Dogecoin.

Debt

Please see Notes 12 and 13 to our unaudited condensed consolidated financial statements above for a description of the terms of our outstanding debt.

Contractual Obligations

Pursuant to the terms of the Asset Management Agreement, we agreed to pay the Asset Manager and 21Shares a monthly fee in arrears computed at an annual rate as follows: (i) 2% in the aggregate on amounts up to and including $1,000,000,000 in Treasury Account value, with 1.75% paid to the Asset Manager and 0.25% paid to 21Shares; (ii) 1.75% in the aggregate on amounts above $1,000,000,000 up to and including $1,500,000,000 in Treasury Account value, with 1.5% paid to the Asset Manager and 0.25% paid to 21Shares; and (iii) 1.5% in the aggregate on amounts above $1,500,000,000 in Treasury Account value, with 1.25% paid to the Asset Manager and 0.25% paid to 21Shares. Such payments may be made, in the sole discretion of the Asset Manager or 21Shares, in shares of class B common stock, cash, or Dogecoin and shall be pro-rated for partial periods.

Our other principal commitments consist mostly of obligations under the loans described in Notes 10 and 11 to our unaudited condensed consolidated financial statements above. We also have a non-cancellable operating lease commitment for our office facility expiring in 2028 as described in Note 14 to the unaudited condensed consolidated financial statements above.

Other than the foregoing, at September 30, 2025, we did not have other long-term debt obligations, capital (finance) lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected on our statements of financial position.

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

In addition, we believe that the following new critical accounting policy involves significant estimates and judgments used in the preparation of our financial statements:

Digital Assets

We account for our digital assets, which are currently comprised solely of Dogecoin, as indefinite-lived intangible assets in accordance with ASC 350-60 (Intangibles – Goodwill and Other – Crypto Assets). We have ownership and control over our digital assets and use a well-known crypto custodian to secure them.

Our digital assets are initially recorded at cost, with the cost basis determined using the weighted average cost, or WAC, method. Upon disposal, the cost basis of the digital assets sold is determined using the WAC method.

Digital assets are measured at fair value at each reporting period. We determine the fair value of Dogecoin in accordance with ASC 820 (Fair Value Measurement), based on the period-end quoted (unadjusted) prices in our principal market. Changes in fair value are recognized at each reporting date in the statement of operations.

The determination of fair value requires management judgment in evaluating the reliability and observability of market pricing data, particularly in digital asset markets that are subject to volatility, evolving trading venues, and liquidity considerations. In addition, our concentration in a single digital asset exposes us to market and regulatory risks that could have a significant impact on reported results.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weaknesses in internal control over financial reporting described in Item 9A “Controls and Procedures” of the Form 10-K, which we are still in the process of remediating as of September 30, 2025. Investors are directed to Item 9A of the Form 10-K for the description of these weaknesses. Notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, believes the unaudited condensed consolidated financial statements included in this report fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with United States generally accepted accounting principles, or U.S. GAAP.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

Other than in connection with the remedial measures described below, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

As disclosed in the Form 10-K, our management has identified the steps necessary to address the material weaknesses, and in the first quarter of fiscal year 2026, we continued to implement the following remedial procedures. We are planning on implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including formalizing our processes and internal control documentation and strengthening supervisory reviews by our financial management and hiring additional qualified accounting and finance personnel and engaging financial consultants to enable the implementation of internal control over financial reporting and segregating duties amongst accounting and finance personnel.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Except as set forth below, we have not sold any unregistered equity securities during the three months ended September 30, 2025 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

●	On August 20, 2025, we issued 375,000 shares of class B common stock to Boustead Securities, LLC pursuant to a Second Settlement Agreement that we entered into with Boustead Securities, LLC on such date.

●	On September 2, 2025, we issued 200,000 shares of class B common stock to Lucosky Brookman LLP in exchange for the cancellation of $250,000 of legal fees owed to it.

We issued these securities in reliance upon an exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended.

We did not repurchase any shares of our common stock during the three months ended September 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the three months ended September 30, 2025 but was not reported.

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last disclosed.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended September 30, 2025.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of CleanCore Solutions, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 filed on November 7, 2025)
3.2	Bylaws of CleanCore Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on October 10, 2023)
3.3	Amendment No. 1 to Bylaws of CleanCore Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 28, 2025)
4.1	Form of Pre-Funded Warrant issued on September 5, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 5, 2025)
4.2	Placement Agent Common Stock Purchase Warrant issued by CleanCore Solutions, Inc. to Maxim Group LLC on September 5, 2025 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on September 5, 2025)
4.3	Placement Agent Common Stock Purchase Warrant issued by CleanCore Solutions, Inc. to Curvature Securities, LLC on September 5, 2025 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on September 5, 2025)
4.4	Strategic Advisor Common Stock Purchase Warrant issued by CleanCore Solutions, Inc. to Dogecoin Ventures, Inc. on September 5, 2025 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on September 5, 2025)
4.5	Strategic Advisor Common Stock Purchase Warrant issued by CleanCore Solutions, Inc. to Dogecoin Ventures, Inc. on September 5, 2025 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed on September 5, 2025)
4.6	Common Stock Purchase Warrant issued by CleanCore Solutions, Inc. to Boustead Securities, LLC on June 9, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 11, 2025)
4.7	Common Stock Purchase Warrant issued by CleanCore Solutions, Inc. to Boustead Securities, LLC on June 9, 2025 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on June 11, 2025)
4.8	Form of Common Stock Purchase Warrant issued by CleanCore Solutions, Inc. on April 16, 2025 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on April 21, 2025)
4.9	Common Stock Purchase Warrant issued by CleanCore Solutions, Inc. to Sanzonate Global Inc. on April 15, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 21, 2025)
4.10	Common Stock Purchase Warrant issued by CleanCore Solutions, Inc. to Boustead Securities, LLC on April 30, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 1, 2024)
10.1	Form of Securities Purchase Agreement (Cash), dated September 1, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 5, 2025)
10.2	Form of Securities Purchase Agreement (Cryptocurrency), dated September 1, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 5, 2025)
10.3	Placement Agency Agreement, dated September 1, 2025, among CleanCore Solutions, Inc., Maxim Group LLC and Curvature Securities, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on September 5, 2025)
10.4	Form of Registration Rights Agreement, dated September 1, 2025 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on September 5, 2025)
10.5	Asset Management Agreement, dated September 5, 2025, among CleanCore Solutions, Inc., Dogecoin Ventures, Inc. and 21Shares US LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on September 5, 2025)
10.6	Strategic Advisor Agreement, dated September 5, 2025, between CleanCore Solutions, Inc. and Dogecoin Ventures, Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on September 5, 2025)
10.7	Option Agreement, dated September 5, 2025, between CleanCore Solutions, Inc. and Clayton Adams (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on September 5, 2025)
10.8	Independent Director Agreement, dated September 5, 2025, between CleanCore Solutions, Inc. and Alexander Benjamin Spiro (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on September 5, 2025)
10.9	Independent Director Agreement, dated September 5, 2025, between CleanCore Solutions, Inc. and Tim Stebbing (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on September 5, 2025)
10.10	Indemnification Agreement, dated September 5, 2025, between CleanCore Solutions, Inc. and Alexander Benjamin Spiro (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on September 5, 2025)
10.11	Indemnification Agreement, dated September 5, 2025, between CleanCore Solutions, Inc. and Tim Stebbing (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on September 5, 2025)
10.12	Executive Consulting Agreement, dated September 5, 2025, between CleanCore Solutions, Inc. and Marco Margiotta (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on September 5, 2025)
10.13	Indemnification Agreement, dated September 5, 2025, between CleanCore Solutions, Inc. and Marco Margiotta (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on September 5, 2025)
10.14	Executive Employment Agreement, dated September 5, 2025, between CleanCore Solutions, Inc. and Clayton Adams (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on September 5, 2025)
10.15	Amended and Restated Sales Agreement, dated as of August 29, 2025, CleanCore Solutions, Inc., Maxim Group LLC and Curvature Securities LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on September 2, 2025)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Inline XBRL Document Set for the unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2025	CLEANCORE SOLUTIONS, INC.

/s/ Clayton Adams
	Name:	Clayton Adams
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ David Enholm
	Name:	David Enholm
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)