Form 10-Q
period 2025-12-31
CleanCore Solutions, Inc.
filed 2026-02-11
CIK 1956741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2025

or

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

As of February 10, 2026, there were 210,556,229 shares of common stock of the registrant issued and outstanding.

CleanCore Solutions, Inc.

Quarterly Report on Form 10-Q

Period Ended December 31, 2025

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CLEANCORE SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLEANCORE SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2025	June 30, 2025
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$5,443,655	$1,460,997
Restricted cash	1,959,735	-
Accounts receivable, net	438,752	657,683
Inventory, net	1,348,430	1,347,693
Deferred offering costs	-	124,062
Prepaid expenses and other current assets	1,201,838	227,564
Total current assets	10,392,410	3,817,999
Property and equipment, net	44,652	32,548
Right of use assets	325,875	394,415
Digital assets	86,255,611	-
Intangibles, net	1,839,480	1,974,509
Goodwill	2,237,910	2,237,910
Other assets	9,440	9,440
Total assets	$101,105,378	$8,466,821

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$740,844	$1,380,285
Pre-funded warrant liability	6,195,000	-
Lease liability – current	151,931	145,005
Note payable – current	-	690,112
Note payable – related party	-	415,241
Due to related parties	3,195	216,895
Total current liabilities	7,090,970	2,847,538
Lease liability – non-current	195,542	273,099
Note payable – non-current	-	3,880,202
Total liabilities	7,286,512	7,000,839

Commitments and contingencies (Note 17)

Stockholders’ Equity
Class A Common Stock; $0.0001 par value, 50,000,000 shares authorized; 0 and 1,875,795 shares issued and outstanding as of December 31, 2025 and June 30, 2025, respectively	-	188
Class B Common Stock; $0.0001 par value, 6,942,000,000 shares authorized; 210,439,401 and 9,961,227 shares issued and outstanding as of December 31, 2025 and June 30, 2025, respectively	21,044	996
Additional paid-in capital	225,543,132	15,490,763
Other comprehensive income	29,965	21,259
Accumulated deficit	(131,775,275)	(14,047,224)
Total stockholders’ equity	93,818,866	1,465,982
Total liabilities and stockholders’ equity	$101,105,378	$8,466,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANCORE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Revenue, net	$1,068,851	$257,269	$1,973,608	$622,168
Cost of sales (exclusive of depreciation shown separately below)	341,451	195,258	710,014	374,657
Gross profit	727,400	62,011	1,263,594	247,511

Operating expenses:
General and administrative	21,328,326	911,173	29,934,861	1,827,387
Advertising expense	53,901	74,905	125,430	121,114
Depreciation and amortization expense	63,061	39,928	136,589	79,750
Total operating expenses	21,445,288	1,026,006	30,196,880	2,028,251

Loss from operations	(20,717,888)	(963,995)	(28,933,286)	(1,780,740)

Other income (expense)
Interest income (expense), net	62,736	(41,035)	(91,594)	(80,369)
Change in fair value of digital assets	(83,703,185)	-	(88,699,929)	-
Foreign exchange loss	(2,015)	-	(3,242)	-
Total other income (expense)	(83,642,464)	(41,035)	(88,794,765)	(80,369)

Net loss	$(104,360,352)	$(1,005,030)	$(117,728,051)	$(1,861,109)
Foreign currency translation adjustment	11,506	-	8,706	-
Total comprehensive loss	$(104,348,846)	$(1,005,030)	$(117,719,345)	$(1,861,109)

Net loss per share, basic and diluted	$(0.51)	$(0.12)	$(1.02)	$(0.23)
Weighted average shares used in computing net loss per share, basic and diluted	204,296,670	8,167,426	115,407,478	8,063,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANCORE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three and Six Months Ended December 31, 2025
	Class A Common Stock		Common Stock (formerly Class B)		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at June 30, 2025	1,875,795	$188	9,961,227	$996	$15,490,763	$21,259	$(14,047,224)	$1,465,982
Conversion of class A common stock into common stock	(1,875,795)	(188)	1,875,795	188	-	-	-	-
Issuance of common stock in at-the-market offering	-	-	6,533,723	653	21,356,909	-	-	21,357,562
Issuance of common stock upon exercise of warrants	-	-	164,150,220	16,414	152,425,166	-	-	152,441,580
Issuance of common stock upon settlement of debt	-	-	1,871,681	187	4,121,686	-	-	4,121,873
Issuance of common stock under settlement agreement	-	-	375,000	38	1,661,212	-	-	1,661,250
Issuance of common stock for services	-	-	400,000	40	416,864	-	-	416,904
Issuance of common stock upon exercise of options – 2022 Equity Incentive Plan	-	-	90,172	9	(9)	-	-	-
Issuance of common stock upon vesting of restricted stock units – 2022 Equity Incentive Plan	-	-	125,452	13	92,282	-	-	92,295
Issuance of restricted stock awards – 2022 Equity Incentive Plan	-	-	1,215,000	122	4,230,654	-	-	4,230,776
Stock based compensation – 2022 Equity Incentive Plan	-	-	-	-	78,205	-	-	78,205
Currency translation adjustment	-	-	-	-	-	(2,800)	-	(2,800)
Net loss for the period	-	-	-	-	-	-	(13,367,699)	(13,367,699)
Balance at September 30, 2025	-	$-	186,598,270	$18,660	$199,873,732	$18,459	$(27,414,923)	$172,495,928
Issuance of common stock in at-the-market offering	-	-	2,045,550	205	4,252,841	-	-	4,253,046
Issuance of common stock upon exercise of warrants	-	-	4,999,750	500	4,707,058	-	-	4,707,558
Issuance of common stock for services	-	-	4,000,000	400	(400)	-	-	-
Issuance of common stock upon vesting of restricted stock units – 2022 Equity Incentive Plan	-	-	155,452	15	428,735	-	-	428,750
Issuance of restricted stock awards – 2022 Equity Incentive Plan	-	-	13,550,000	1,355	16,081,645	-	-	16,083,000
Stock based compensation – 2022 Equity Incentive Plan	-	-	-	-	199,430	-	-	199,430
Common stock cancelled	-	-	(909,621)	(91)	91	-	-	-
Currency translation adjustment	-	-	-	-	-	11,506	-	11,506
Net loss for the period	-	-	-	-	-	-	(104,360,352)	(104,360,352)
Balance at December 31, 2025	-	-	210,439,401	21,044	225,543,132	29,965	(131,775,275)	93,818,866

CLEANCORE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three and Six Months Ended December 31, 2024
	Class A Common Stock		Common Stock (formerly Class B)		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2024	270,000	$27	7,960,919	$796	$11,040,583	$(7,304,949)	$3,736,457
Issuance of common stock upon vesting of restricted stock units – 2022 Equity Incentive Plan	-	-	9,166	1	21,514	-	21,515
Stock based compensation – 2022 Equity Incentive Plan	-	-	-	-	160,885	-	160,885
Net loss for the period	-	-	-	-	-	(856,082)	(856,082)
Balance at September 30, 2024	270,000	$27	7,970,085	$797	$11,222,982	$(8,161,031)	$3,062,775
Conversion of class A common stock into common stock	(270,000)	(27)	270,000	27	-	-	-
Issuance of common stock upon vesting of restricted stock units – 2022 Equity Incentive Plan	-	-	30,498	3	68,164	-	68,167
Stock based compensation – 2022 Equity Incentive Plan	-	-	-	-	81,236	-	81,236
Net loss for the period	-	-	-	-	-	(1,005,030)	(1,005,030)
Balance at December 31, 2024	-	$-	8,270,583	$827	$11,372,382	$(9,166,061)	$2,207,148

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANCORE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended December 30,
	2025	2024
Cash flows from operating activities
Net loss	$(117,728,051)	$(1,861,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	137,762	79,750
Change in fair value of digital assets	88,699,929	-
Accretion of note payable discount	20,000	4,609
Non-cash interest expense	168,708	87,140
Stock based compensation	7,841,355	331,802
Non-cash professional fees	14,932,750	-
Non-cash lease expense	(2,090)	(67)
Provision for bad debt and write-off on uncollectable accounts	32,466	23,380
Foreign exchange (gain)/loss	3,242	-
Changes in operating assets and liabilities:
Accounts receivable	186,465	4,532
Inventory	(737)	(46,302)
Prepaid expenses	(974,274)	(166,598)
Deferred revenue	-	(10,395)
Due to related parties	(213,701)	(43,034)
Accounts payable and accrued liabilities	(271,220)	(66,038)
Net cash used in operating activities	(7,167,396)	(1,662,330)

Cash flows from investing activities
Purchase of property and equipment	(17,074)	(9,065)
Purchase of digital assets	(148,605,650)	-
Net cash used in investing activities	(148,622,724)	(9,065)

Cash flows from financing activities
Proceeds from at-the-market offering	25,608,235	-
Proceeds from private placement of pre-funded warrants, net	137,907,255	-
Proceeds from exercise of warrants	370,288	-
Proceeds from issuance of loans from related parties	-	232,193
Proceeds from subscription advance	-	300,000
Payments of deferred offering costs	(1,078,967)	-
Repayments of notes payable	(660,000)	(316,920)
Repayments of loans due to related parties	(425,241)	-
Net cash provided by financing activities	161,721,570	215,273

Effect of exchange rate changes on cash and cash equivalents	10,944	-

Net increase (decrease) in cash	5,942,393	(1,456,122)
Cash and cash equivalents at beginning of period	1,460,997	2,016,611
Cash and cash equivalents at the end of period	$7,403,390	$560,489

Supplementary cash flow disclosure
Cash paid for interest	$80,448	$29,379

Supplementary schedule of non-cash investing and financing activities
Debt to equity conversion	$3,920,314	$-
Digital assets received in connection with pre-funded warrants	$31,057,448	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

Liquidity

The Company has incurred losses and negative cash flows from operations. From October 17, 2022 (the date of the acquisition) through December 31, 2025, the Company has financed its operations primarily through investor funding. As of December 31, 2025, the Company had cash of $7,403,390 and for the six months ended December 31, 2025, had a net loss of $117,728,051 and cash used in operating activities of $7,167,396. In accordance with Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern, management is required to perform a two-step analysis over the Company’s ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date the financial statements are issued. If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt.

On September 5, 2025, the Company completed an offering of pre-funded warrants to purchase an aggregate of 175,000,420 shares of common stock for aggregate gross proceeds of $175,000,420, of which $148,650,530 was paid in cash and $26,349,890 was paid in cryptocurrency. After deducting placement agent fees, reimbursed expenses, and other offering expenses from the total gross proceeds, including both cash and cryptocurrency gross proceeds, the Company received net proceeds of approximately $164,257,145. Of this amount, approximately $1,075,000 was used to pay off outstanding indebtedness and $4,400,000 will be used for working capital and general corporate purposes, with the balance of the net proceeds being used to acquire Dogecoin.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

On August 29, 2025, the Company entered into an amended and restated sales agreement (the “Sales Agreement”) with Maxim Group LLC and Curvature Securities LLC (the “Sales Agents”), which amends and restates that certain sales agreement, dated June 20, 2025, between the Company and Curvature Securities LLC in its entirety. Pursuant to the terms of the Sales Agreement, the Company may, from time to time, in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, issue and sell through or to the Sales Agents up to a maximum aggregate amount of $1,150,000,000 of shares of common stock. During the six months ended December 31, 2025, the Company issued an aggregate of 8,579,273 shares of common stock under the Sales Agreement for gross proceeds of $26,399,778 and net proceeds of approximately $25,608,235.

Despite these offerings, management believes that currently available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. These factors, individually and collectively, indicate that a material uncertainty exists that raises substantial doubt about the Company’s ability to continue as a going concern for 12 months from the date of issuance of these financial statements as of and for the three months ended December 31, 2025.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of and for the three and six months ended December 31, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information, and include the accounts of the Company and its wholly owned subsidiary. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The unaudited interim consolidated financial statements are condensed and should be read in conjunction with the Company’s latest annual audited 2025 condensed consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on August 22, 2025 (the “Form 10-K”). The results of operations for interim periods are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2026 or for any other future annual or interim period.

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

DECEMBER 31, 2025 AND 2024

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

Cash and Cash Equivalents

Cash consists of cash in readily available checking and money market accounts. Cash is recorded at cost, which approximates fair value. As of December 31, 2025 and June 30, 2025, cash balances were deposited at a major financial institution. Cash balances are subject to minimal credit risk as the balances are with high credit quality financial institutions (see also Concentration of Credit Risk below). The Company maintains restricted cash, which is to be used for the purchase of Dogecoin as part of its treasury strategy.

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

Inventory

Inventory consists of parts, work in progress and finished goods. The Company values parts and finished goods at the lower of the actual costs or net realizable value. The Company values work in progress at cost. The Company periodically reviews inventory for obsolete and potentially impaired items. As of December 31, 2025 and June 30, 2025, the Company maintained an allowance for slow-moving and inventory obsolescence of $215,527 and $37,420, respectively.

Digital Assets

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires in-scope crypto assets (including the Company’s dogecoin holdings) to be measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such crypto assets recognized in the statement of operations each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard. The Company adopted this guidance effective September 2025.

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

DECEMBER 31, 2025 AND 2024

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

Deferred Offering Costs

In accordance with ASC 340-10-S99-1 and SEC Accounting Bulletin Topic 5A, specific incremental costs incurred by the Company directly attributable to a proposed offering of securities were deferred. As the pre-funded warrants offering closed on September 5, 2025, a total of $1,078,967 deferred costs were charged against the gross proceeds of the offering for the six months ended December 31, 2025. These offering costs included fees paid to underwriters, attorneys, accountants as well as printers and other third parties directly related to the offering. Costs such as management salaries or other general administrative expenses that are not incremental to the offering are not included in the deferred costs.

Net Loss Per Share of Common Stock

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options, warrants and convertible debt are considered to be potentially dilutive securities. As of December 31, 2025 and June 30, 2025, there were 27,225,926 and 1,729,477, respectively, of potential common stock equivalents excluded from the diluted loss per share calculations as their effect is anti-dilutive. Because the Company has reported a net loss for the three and six months ended December 31, 2025 and 2024, diluted net loss per common share is the same as basic net loss per common share for such periods.

Recent Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company adopted this guidance effective September 2025.

In December 2023, the FASB issued ASU No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires in-scope crypto assets (including the Company’s dogecoin holdings) to be measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such crypto assets recognized in the statement of operations each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standard. The Company adopted this guidance effective September 2025.

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

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

3. Disaggregated Revenue

The following table disaggregates revenue by product category for the following periods:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Janitorial and Sanitation	$986,599	$215,154	$1,824,634	$556,516
Other	82,252	42,115	148,974	65,652
Total revenue	$1,068,851	$257,269	$1,973,608	$622,168

The “Other” category of revenue consists primarily of sales ice and laundry units, parts, accessories, shipping and handling, and equipment rental income.

The following table disaggregates revenue by geographical region for the following periods:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Domestic	$864,936	$257,269	$1,585,576	$622,168
International	203,915	-	388,032	-
Total revenue	$1,068,851	$257,269	$1,973,608	$622,168

4. Cash and Cash Equivalents

Cash and cash equivalents consists of the following at:

	December 31, 2025	June 30, 2025
Checking and savings	$304,370	$109,472
Money market	5,139,285	-
Restricted cash	1,959,735	1,351,525
Total cash and cash equivalents	$7,403,390	$1,460,997

5. Asset Acquisition

On April 15, 2025, the Company completed its acquisition of specified assts of Sanzonate Europe Ltd. (“Sanzonate”). Sanzonate was a former customer of the Company that produces products similar to the Company’s products. The assets acquired included accounts receivable, inventory, and intangibles. The intangibles consisted of a license issued by the European Organization for Technical Assessment to sell ozone products in the European Union (“EOTA license”), Sanzonate’s trade name, and distribution agreements. The Company also retained one sales representative and one administrative resource. The Company entered into this transaction to expand its presence in Europe.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

The total cost of the assets consisted of the following:

Consideration	Total Asset Cost
Cash	$425,000
Promissory note	800,000
Warrant	181,475
Direct acquisition-related costs	156,792
Total	$1,563,267

The promissory note is a 10% subordinated note with a principal amount of $800,000 bearing interest at ten percent (10%) per annum, payable quarterly, and was due and payable on April 15, 2027. The promissory note was issued at market and therefore, the carrying amount represents fair value. On August 26, 2025, all remaining principal and interest due under this note in the amount of $819,766 was converted into 415,584 shares of common stock.

The warrant is for the purchase up to 425,000 shares of common stock at an exercise price of $1.25 per share. The Company obtained an external valuation of the warrant noting a fair value of $181,475.

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

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

6. Accounts Receivable, Net

Accounts receivable, net consists of the following at:

	December 31, 2025	June 30, 2025
Trade accounts receivable	$593,581	$779,692
Allowance for doubtful accounts	(154,829)	(122,009)
Total accounts receivable, net	$438,752	$657,683

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following at:

	December 31, 2025	June 30, 2025
Prepaid inventory parts	$122,938	$27,510
Prepaid insurance	849,870	46,141
Prepaid certification and fees	97,334	101,141
Prepaid other	131,696	52,772
Total prepaid expenses and other current assets	$1,201,838	$227,564

8. Inventory

Inventory consists of the following at:

	December 31, 2025	June 30, 2025
Parts	$878,573	$755,217
Finished goods	685,384	629,896
Inventory reserve	(215,527)	(37,420)
Total inventory, net	$1,348,430	$1,347,693

The Company values inventory at the balance sheet date using the weighted average method. The Company adjusted the inventory reserve to $215,527 as of December 31, 2025 from $37,420 as of June 30, 2025.

9.	Digital Assets

The Company’s digital asset holdings are comprised of the following at:

	December 31, 2025	June 30, 2025
Number of Dogecoin held	733,060,893	-
Digital assets carrying fair value	$86,255,611	$-
Digital assets cost basis	$174,955,530	$-
Unrealized loss on digital assets	$88,699,929	$-

The fair value per share used to compute the digital assets carrying fair value as of December 31, 2025 was $0.117665.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

10. Intangible Assets

Intangible assets consist of the following at:

	December 31, 2025	June 30, 2025
Technology	$600,000	$600,000
Distribution agreements	586,831	586,831
Trademarks	904,428	904,428
License	339,576	339,576
Total	2,430,835	2,430,835
Less: accumulated amortization	(591,355)	(456,326)
Total intangible assets, net	$1,839,480	$1,974,509

The Company holds 16 patents, which are included in technology. These patents cover the functions of the Company’s products that allow its machines to produce the ozone in the form of nanobubbles.

Amortization expense related to intangibles was $58,239 and $38,499 for the three months ended December 31, 2025 and 2024, respectively, and $132,791 and $76,998 for the six months ended December 31, 2025 and 2024, respectively.

11. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at:

	December 31, 2025	June 30, 2025
Accounts payable	$250,929	$909,294
Accrued interest	13,550	44,459
Accrued payroll and related expenses	187,919	111,437
Warranty reserve	30,414	69,734
Accrued legal	25,000	70,425
Executive compensation	-	-
Digital asset management fees	143,467	-
Consulting fees	83,333	-
Contract termination	-	100,000
Other accrued expenses	6,232	74,936
Total accounts payable and other accrued expenses	$740,844	$1,380,285

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

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

On May 31, 2024, Burlington and Walker Water LLC (“WW”) entered into an allonge, assignment and agreement (the “Burlington Assignment Agreement”), pursuant to which Burlington agreed to transfer $633,840 of the note to WW. The Burlington Assignment Agreement also provided that the Company make a payment of $900,000 on May 31, 2024 to Burlington to reduce the principal amount of the note by $480,667 and pay the outstanding accrued interest of $419,333 in full. Also on May 31, 2024, the Company issued an amended and restated promissory note to Burlington (the “Burlington Note”). The Burlington Note had a new principal amount of $2,366,160, accrued interest at 8.5% per annum from October 17, 2022 (the date of the original note), and required quarterly payments in the amount of $100,000 over the course of the next two and a half years, with a final payment of $1,396,881 due on April 1, 2027. Although the Company did not timely make certain payments as required under the Burlington Note, Burlington has agreed to waive any default caused by such lack of payment and has not accelerated payment under the Burlington Note. On June 30, 2025, the Company and Burlington entered into conversion agreements pursuant to which the quarterly payments of $100,000 that were due on each of January 1, 2025, April 1, 2025 and July 1, 2025 were converted into an aggregate of 133,500 shares of common stock. On August 27, 2025, the Company and Burlington entered into a conversion agreement pursuant to which all remaining principal and accrued interest due under the Burlington Note in the amount of $1,785,342 was converted into 1,000,000 shares of common stock.

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

On April 15, 2025, CleanCore Global issued a 10% subordinated promissory note in the principal amount of $800,000 to Sanzonate. The note bore interest at a rate of 10% per annum, payable quarterly, and was due and payable on April 15, 2027. On August 26, 2025, the Company and Sanzonate entered into a conversion agreement pursuant to which all remaining principal and accrued interest due under this note in the amount of $819,766 was converted into 415,584 shares of common stock.

On April 16, 2025, the Company entered into subscription agreements with several accredited investors for the purchase of (i) 12% unsecured promissory notes in the aggregate principal amount of $1,010,000 and (ii) five-year warrants to purchase an aggregate of 134,666 shares of common stock at an exercise price of $1.06 per share for an aggregate purchase price of $1,010,000. The notes bore interest at a rate of 12% per annum, payable quarterly, and were due and payable on April 16, 2027. On August 26, 2025, the Company and the holder of a 12% unsecured promissory note in the principal amount of $350,000 entered into a conversion agreement pursuant to which all remaining principal and accrued interest due under this note in the amount of $405,417 was converted into 85,366 shares of common stock. On September 5, 2025, the outstanding principal balance of the remaining notes of $660,000 and accrued interest balance of $14,300 was paid in full.

On June 6, 2025, the Company entered into a subscription agreement with an accredited investor for the purchase of (i) a 12% unsecured promissory note in the principal amount of $500,000 and (ii) a five-year warrant to purchase 66,667 shares of common stock at an exercise price of $1.06 per share for a purchase price of $500,000. The note bore interest at a rate of 12% per annum, payable quarterly, and was due and payable on June 6, 2027. On August 26, 2025, the Company and the holder entered into a conversion agreement pursuant to which all remaining principal and accrued interest due under this note in the amount of $579,167 was converted into 243,902 shares of common stock.

On June 30, 2025, the Company issued to an accredited investor (i) an original issue discount promissory note in the principal amount of $520,000 and (ii) a five-year warrant to purchase 25,000 shares of common stock at an exercise price of $2.00 per share for a purchase price of $500,000. This note was due and payable on October 10, 2025 and accrued interest at a rate of 15% per annum. On August 26, 2025, the Company and the holder entered into a conversion agreement pursuant to which all remaining principal and accrued interest due under this note in the total amount of $532,181 was converted into 126,829 shares of common stock.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

13. Related Party Transactions

As of December 31, 2025 and June 30, 2025, the Company had a short-term amount due to Clayton Adams, its Chief Executive Officer and founder, in the amount of $3,195 and $41,895, respectively, for operational expenses paid by a credit card in his name. The Company has a verbal agreement with Mr. Adams to pay the credit card charges directly to the issuing financial institution as they become due and is current on these payments.

On October 17, 2022, the Company entered into a consulting agreement with Birddog Capital, LLC (“Birddog”), a limited liability company owned by Clayton Adams, pursuant to which the Company engaged Birddog to provide management services to the Company. Pursuant to the consulting agreement, the Company agreed to pay Birddog a monthly fee of $6,000 commencing on October 17, 2022. The Company also agreed to reimburse Birddog for all pre-approved business expenses. The term of the consulting agreement was for one (1) year. On April 1, 2024, the Company entered into a new consulting agreement with Birddog which provides for a monthly fee of $22,000. In addition, the Company agreed to pay Birddog $175,000 upon completion of the initial public offering and grant Birddog 500,000 restricted stock units, with 250,000 shares vesting immediately and 250,000 shares vesting eighteen months after issuance. The Company did not make such payment or issue such shares upon completion of the initial public offering. On June 11, 2025, the Company and Birddog entered into an amendment to the consulting agreement, pursuant to which the Company agreed to pay Birddog a monthly fee of $22,000 and deferred expenses of up to $25,000. The Company also agreed to issue to Clayton Adams 500,000 restricted stock units, vesting immediately, and agreed to pay Birddog $175,000 no earlier than August 1, 2025 and no later than December 31, 2025. The Company paid the $175,000 in full in August 2025. On September 5, 2025, the Company entered into an Executive Employment Agreement with Clayton Adams, which immediately nullified the consulting agreement, which was set to expire on October 23, 2025.

On July 27, 2023, the Company agreed to purchase approximately $105,000 worth of inventory from Nebraska C. Ozone, LLC, a related party business owned by Lisa Roskens, a significant stockholder at such time and the principal officer of Burlington, due to an open purchase order that the Company’s predecessor had with an inventory vendor that was not included in the liabilities assumed from the predecessor per the terms of the acquisition purchase agreement. The inventory is to be purchased as needed, consistent with other inventory purchases. However, if the entire $105,000 amount is not purchased by March 31, 2024, the balance at that date begins accruing interest at a rate of seven percent (7%) per annum until it is paid in full. As of December 31, 2025, the Company has purchased $12,578 of the inventory, with an outstanding payable balance of $105,000, and has an accrued interest balance of $13,550.

On March 26, 2024, the Company entered into a loan agreement with Clayton Adams, pursuant to which the Company issued a revolving credit note to Mr. Adams in the principal amount of up to $500,000. Pursuant to the loan agreement and note, Mr. Adams agreed to provide advances to the Company upon request during the period commencing on April 25, 2024 and continuing until the second anniversary of such date, or the maturity date. This note accrues simple interest on the outstanding principal amount at the rate of 8% per annum, with all principal and interest due on the maturity date; provided that upon an event of default (as defined in the note), such rate shall increase to 13%. The Company may prepay the note at any time without penalty or premium. The note is unsecured and contains customary events of default for a loan of this type. As of December 31, 2025, no advances have been made, and the principal amount of this note is $0.

On December 24, 2024, the Company issued a promissory note in the principal amount of $316,920 to Gary Hollst, the Company’s Chief Revenue Officer. The note was originally due and payable on May 31, 2025 and did not accrue interest. On May 2, 2025, the note was amended and restated in its entirety and the Company issued to Mr. Hollst an amended and restated promissory note in the principal amount of $342,154.57. The amended and restated promissory note was due and payable on May 31, 2026 and accrued interest at a rate of 8.5% per annum. The amended and restated promissory note could be converted at the holder’s option at any time into shares of common stock at a conversion price of $1.12 (subject to standard adjustments for stock splits, stock dividends, reclassifications and similar transactions). On June 2, 2025, all principal and interest due under the amended and restated promissory note in the amount of $344,625 was converted into 307,701 shares of common stock, which shares were subsequently surrendered by Mr. Hollst and cancelled.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

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

ACME People Company, a company owned and controlled by Travis Buchanan, the Company’s President, participated in the private placement of promissory notes and warrants that was completed on April 16, 2025 (see Note 10) and was issued (i) a 12% unsecured promissory note in the principal amount of $10,000 and (ii) a five-year warrant to purchase 1,333 shares of common stock at an exercise price of $1.06 per share. On September 5, 2025, the outstanding principal balance of this note and accrued interest due in the amount of $10,217 was paid in full.

In connection with the acquisition of the assets of Sanzonate, on April 15, 2025, CleanCore Global issued a 7% unsecured promissory note in the principal amount of $475,000 to CleanCore US. The note bears interest at a rate of 7% per annum commencing on April 15, 2027 with all principal and interest due and payable on April 15, 2030. The note may be prepaid at any time without premium or penalty, is unsecured, and contains customary events of default for a loan of this type. As of December 31, 2025, the outstanding principal balance of this note is $475,000 and it has an accrued interest balance of $17,572. This loan and related interest is eliminated in consolidation.

On September 5, 2025, the Company entered into an option agreement with Clayton Adams, pursuant to which the Company granted Mr. Adams an irrevocable option to elect, in his sole discretion, at any time commencing on the date that is one hundred eighty (180) days after the closing of the offering that was completed on September 5, 2025, and ending on the third (3rd) anniversary of such date, to either (i) direct the Company to consummate a spin-off of the Company’s business and operations as conducted immediately prior to the closing of such offering, excluding any digital asset treasury business or other business lines commenced after such date, and including all assets, liabilities and employees primarily related thereto (the “Legacy Business”), or (ii) acquire, or cause one or more entities designated by Mr. Adams to acquire, the Legacy Business at a price proposed by Mr. Adams that he believes falls within a range that is considered fair, from a financial point of view, for the Legacy Business and that is confirmed as fair from a financial point of view by a fairness opinion (the “Option Price”). The Option Price will assume that the Legacy Business will have at least $500,000 in unrestricted cash and cash equivalents at the time of such spin-off or acquisition, and if the unrestricted cash and cash equivalents of the Legacy Business are less than such amount, the Option Price shall be reduced, dollar for dollar, by the amount of such shortfall. In accordance with ASC 718 (Share-based Compensation) and ASC 815 (Derivatives and Hedging), as the contingent arrangement has no economic value at grant or exercise, no accounting treatment is required by the Company as of December 31, 2025.

14. Stockholders’ Equity

On October 13, 2025, the Company filed Amended and Restated Articles of Incorporation which (i) removed the dual class structure of the Company’s common stock and (ii) increased the number of shares of common stock that the Company is authorized to issue to 6,942,000,000 shares. Accordingly, as of December 31, 2025, the Company’s authorized capital stock consists of 6,942,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of “blank check” preferred stock, par value $0.0001 per share. In connection with this change, all shares of the Company’s class B common stock were reclassified as common stock. Accordingly, all references herein to “common stock” issued prior to October 13, 2025 are to the Company’s prior class B common stock.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Common Stock

For the Six Months Ended December 31, 2025

On August 20, 2025, the Company issued 375,000 shares of common stock pursuant to the terms of a settlement agreement with Boustead Securities, LLC.

On August 27, 2025, the Company issued 200,000 shares of common stock to a service provider in exchange for the cancellation of amounts owed for legal services in the amount of $416,904.

On August 29, 2025, the Company issued 90,172 shares of common stock upon a cashless exercise of stock options granted under the Company’s 2022 Equity Incentive Plan, as amended (the “2022 Plan”).

On September 2, 2025, the Company issued 200,000 shares of common stock to a service provider in exchange for the cancellation of amounts owed for legal services in the amount of $250,000.

On September 5, 2025, all remaining 1,875,795 shares of class A common stock were converted into 1,875,795 shares of common stock.

On September 23, 2025, the Company issued an aggregate of 163,805,420 shares of common stock upon the exercise of pre-funded warrants issued on September 5, 2025 (see Warrants below).

On October 13, 2025, the Company issued 4,999,750 shares of common stock upon the cashless exercise of a pre-funded warrant issued on September 5, 2025.

On November 17, 2025, the Company issued 4,000,000 shares of common stock to a service provider.

During the six months ended December 31, 2025, the Company issued an aggregate of 44,114 shares of common stock upon the cashless exercise of other warrants.

During the six months ended December 31, 2025, the Company issued an aggregate of 300,686 shares of common stock upon the exercise of warrants for proceeds of $370,288.

During the six months ended December 31, 2025, the Company issued an aggregate of 1,871,681 shares of common stock upon the settlement of debt in the amount of $4,089,692 (see also Notes 12 and 13).

During the six months ended December 31, 2025, the Company issued an aggregate of 14,765,000 shares of common stock upon the grant of restricted stock awards under the 2022 Plan, as described in more detail below.

During the six months ended December 31, 2025, the Company issued an aggregate of 280,904 shares of common stock upon the vesting of restricted stock unit awards granted under the 2022 Plan.

During the six months ended December 31, 2025, the Company issued an aggregate of 8,579,273 shares of common stock under the Sales Agreement for gross proceeds of $26,399,778 and net proceeds of approximately $25,608,235.

On December 31, 2025, stockholders surrendered an aggregate of 909,621 shares of common stock to the Company for cancellation.

As of December 31, 2025, there were 210,439,401 shares of common stock issued and outstanding.

For the Six Months Ended December 31, 2024

On October 30, 2024, 270,000 shares of class A common stock were converted into 270,000 shares of common stock.

During the six months ended December 31, 2024, the Company issued an aggregate of 39,664 shares of common stock upon the vesting of a restricted stock unit awards granted under the 2022 Plan.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Stock Options

No options were issued during the six months ended December 31, 2025. During the six months ended December 31, 2025, a holder exercised a stock option issued under the 2022 Plan on a cashless basis for 90,172 shares of common stock, resulting in the forfeiture of 29,828 options. In addition, an aggregate of 238,125 options were forfeited following termination of service.

Warrants

On September 5, 2025, the Company completed an offering of pre-funded warrants to purchase an aggregate of 175,000,420 shares of common stock for aggregate gross proceeds of $175,000,420, of which $148,650,530 was paid in cash and $26,349,890 was paid in cryptocurrency. After deducting placement agent fees, reimbursed expenses, and other offering expenses from the total gross proceeds, including both cash and cryptocurrency gross proceeds, the Company received net proceeds of approximately $164,257,145. The pre-funded warrants have a nominal exercise price of $0.0001 (subject to standard adjustments for stock splits, stock dividends, recapitalizations, mergers and similar transactions), include a cashless exercise provision, and may be exercised at any time until all of the pre-funded warrants are exercised in full. On September 23, 2025, 163,805,420 of the pre-funded warrants were exercised for 163,805,420 shares of common stock. On October 13, 2025, 5,000,000 of the pre-funded warrants were exercised on a cashless basis for 4,999,750 shares of common stock, resulting in the forfeiture of 250 pre-funded warrants. As of December 31, 2025, the Company has a remaining current liability of $6,195,000 for the unexercised pre-funded warrants.

In connection with this offering and as partial compensation for their services, on September 5, 2025, the Company issued a five-year warrant to purchase 3,150,008 shares of common stock to Maxim Group LLC and a five-year warrant to purchase 2,100,005 shares of common stock to Curvature Securities LLC and its affiliates. These warrants have an exercise price of $1.33 (subject to standard adjustments for stock splits, stock dividends, recapitalizations, mergers and similar transactions) and may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the warrants or the prospectus contained therein is not available for the resale of such shares by the holder.

On September 5, 2025, the Company also issued to the Asset Manager (i) a five-year warrant to purchase 8,750,021 shares of common stock at an exercise price of $1.00 (subject to standard adjustments for stock splits, stock dividends, recapitalizations, mergers and similar transactions) and (ii) a five-year warrant to purchase 5,250,013 shares of common stock at an exercise price of $1.33 (subject to standard adjustments for stock splits, stock dividends, recapitalizations, mergers and similar transactions). These warrants may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the warrants or the prospectus contained therein is not available for the resale of such shares by the holder.

All of the foregoing warrants contain a beneficial ownership limitation which provides that the Company will not effect any exercise, and a holder will not have the right to exercise, any portion of a warrant to the extent that, after giving effect to the exercise, such holder (together with such holder’s affiliates) would beneficially own in excess of 4.99% (or, at the election of the holder, 9.99%) of the number of shares of common stock outstanding immediately after giving effect to the issuance of shares issuable upon such exercise, which such percentage may be increased or decreased, but not in excess of 9.99%, by the holder upon at least sixty-one (61) days’ prior notice to the Company.

During the six months ended December 31, 2025, an aggregate of 300,686 previously issued warrants were exercised for proceeds of $370,288. In addition, an aggregate of 44,114 other warrants were exercised on a cashless basis, resulting in the forfeiture of 55,886 warrants.

Restricted Stock Awards

On July 1, 2025, the Company granted a restricted stock award under the 2022 Plan for 30,000 shares of common stock, which vested in full on the date of grant.

On July 21, 2025, the Company granted a restricted stock award under the 2022 Plan for 250,000 shares of common stock, with half of the shares vesting on the date of grant and the remaining shares vesting quarterly for 5 quarters. On December 31, 2025, the Company entered into a share surrender agreement with the holder, pursuant to which this restricted stock award agreement was terminated and all shares granted pursuant thereto were surrendered to the Company for cancellation.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

On July 21, 2025, the Company granted a restricted stock unit award under the 2022 Plan for 100,000 shares of common stock, which vest based on certain revenue targets.

On August 21, 2025, the Company granted a restricted stock award under the 2022 Plan for 725,000 shares of common stock, which vested in full on the date of grant.

On September 5, 2025, the Company granted a restricted stock unit award under the 2022 Plan for 360,000 shares of common stock, which vest monthly over one year commencing on October 5, 2025.

On September 5, 2025, the Company granted a restricted stock unit award under the 2022 Plan for 120,000 shares of common stock, which vest monthly over one year commencing on October 5, 2025.

On September 9, 2025, the Company granted a restricted stock award under the 2022 Plan for 15,000 shares of common stock, which vested in full on the date of grant.

On September 9, 2025, the Company granted a restricted stock award under the 2022 Plan for 20,000 shares of common stock, which vested in full on the date of grant.

On September 25, 2025, the Company granted a restricted stock award under the 2022 Plan for 175,000 shares of common stock, which vested in full on the date of grant. On December 31, 2025, the Company entered into a share surrender agreement with the holder, pursuant to which this restricted stock award agreement was terminated and all shares granted pursuant thereto were surrendered to the Company for cancellation.

On October 6, 2025, the Company granted a restricted stock unit award under the 2022 Plan for 94,340 shares of common stock, which vest quarterly commencing on January 1, 2026.

On October 13, 2025, the Company granted a restricted stock award under the 2022 Plan for 4,000,000 shares of common stock, which vested in full on the date of grant.

On October 13, 2025, the Company granted a restricted stock award under the 2022 Plan for 3,250,000 shares of common stock, which vested in full on the date of grant.

On October 20, 2025, the Company granted two restricted stock awards for an aggregate of 300,000 shares of common stock, which vested in full on the date of grant.

On November 17, 2025, the Company granted a restricted stock award under the 2022 Plan for 6,000,000 shares of common stock, which vested in full on the date of grant.

Stock-based Compensation

Total stock compensation expense was $6,673,580 and $149,403 for the three months ended December 31, 2025 and 2024, respectively, and was $7,841,355 and $331,802 for the six months ended December 31, 2025 and 2024, respectively. In addition, $45,640,112 of warrants issued to consultants was recorded as an offset to equity as of December 31, 2025. As of December 31, 2025, total unrecognized stock compensation expense was $1,829,777 with the weighted average period over which it is expected to be recognized of 0.86 years.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

15. Net Loss Per Share

The following tables set forth the computation of basic and dilutive net loss per share of common stock:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Basic and Diluted Net Loss Per Share
Numerator
Allocation of undistributed loss	$(104,360,352)	$(1,005,030)	$(117,728,051)	$(1,861,109)
Denominator
Weighted average number of shares used in computation	204,296,670	8,167,426	115,407,478	8,063,609
Basic and diluted net loss per share	$(0.51)	$(0.12)	$(1.02)	$(0.23)

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

	Three Months Ended December 31, 2025			Six Months Ended December 31, 2025
	CleanCore	Treasury	Consolidated	CleanCore	Treasury	Consolidated
Revenue	$1,068,851	$-	$1,068,851	$1,973,608	$-	$1,973,608
Gross Profit	727,400	-	727,400	1,263,594	-	1,263,594
Loss from Operations	(17,299,203)	(3,418,685)	(20,717,888)	(20,613,467)	(8,319,819)	(28,933,286)
Net Loss	(17,238,482)	(87,121,870)	(104,360,352)	(20,708303)	(97,019,748)	(117,728,051)
Total Assets	$12,890,030	$88,215,347	$101,105,377	$12,890,030	$88,215,347	$101,105,377

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

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

Retirement Plans

The Company does not maintain a defined contribution plan or any other type of retirement plan for its employees.

Leases

The Company has a non-cancellable operating lease commitment for its office facility expiring in 2028. Rent expense totaled $40,416 and $40,416 for the three months ended December 31, 2025 and 2024, respectively, and $80,832 and $80,832 for the six months ended December 31, 2025 and 2024, respectively.

The following table discloses the lease cost, weighted average discount rate, and weighted average remaining lease term for operating leases as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Operating lease cost	$80,832	$80,832
Remaining lease term	2.2 years	3.2 years
Discount rate	6.56%	6.56%

The discount rate was determined using the Company’s external debt and was adjusted for collateralization, term and lease amount.

The following table discloses the undiscounted cash flows on an annual basis and a reconciliation of the undiscounted cash flows of operating lease liabilities recognized in the balance sheet as of December 31, 2025:

Year Ended June 30,
2026 (remainder)	$84,304
2027	171,407
2028	116,160
2029	-
2030	-
Total undiscounted cash flows	371,871
Less amount representing interest	(24,398)
Present value of lease liabilities	347,473
Less current portion	(151,931)
Noncurrent lease liabilities	$195,542

Asset Management Agreement

Pursuant to the terms of the Asset Management Agreement, the Company agreed to pay the Asset Manager and 21Shares a monthly fee in arrears computed at an annual rate as follows: (i) 2% in the aggregate on amounts up to and including $1,000,000,000 in Treasury Account value, with 1.75% paid to the Asset Manager and 0.25% paid to 21Shares; (ii) 1.75% in the aggregate on amounts above $1,000,000,000 up to and including $1,500,000,000 in Treasury Account value, with 1.5% paid to the Asset Manager and 0.25% paid to 21Shares; and (iii) 1.5% in the aggregate on amounts above $1,500,000,000 in Treasury Account value, with 1.25% paid to the Asset Manager and 0.25% paid to 21Shares. Such payments may be made, in the sole discretion of the Asset Manager or 21Shares, in shares of common stock, cash, or Dogecoin and shall be pro-rated for partial periods.

Strategic Advisor Agreement

On November 17, 2025, the Company entered into a strategic advisor agreement with Dogecoin Ventures LLC (which, for the avoidance of doubt, is not related to the Asset Manager), pursuant to which the Company engaged Dogecoin Ventures LLC to provide certain advisory services relating to the Company’s digital asset treasury business in exchange for, among other things, a monthly advisory fee of $83,333.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

18. Subsequent Events

Digital Asset Activity

During the period between January 1, 2026 and February 10, 2026, the Company did not purchase or sell any units of Dogecoin.

As of February 10, 2026, the Company’s digital asset fair value is $67,937,151, representing an unrealized loss of $18,318,460 since December 31, 2025.

Stock Issuances

On January 1, 2026, the Company issued an aggregate of 36,828 shares of common stock upon the vesting of restricted stock units granted under the 2022 Plan.

On January 5, 2026, the Company issued an aggregate of 40,000 shares of common stock upon the vesting of restricted stock units granted under the 2022 Plan.

On February 5, 2026, the Company issued an aggregate of 40,000 shares of common stock upon the vesting of restricted stock units granted under the 2022 Plan.

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of our initial public offering, (ii) the last day of the first fiscal year in which our total annual gross revenues are $1.235 billion or more, (iii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iv) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Results of Operations

Comparison of Three Months Ended December 31, 2025 and 2024

The following table sets forth key components of our results of operations for the three months ended December 31, 2025 and 2024, both in dollars and as a percentage of our revenue.

	Three Months Ended December 31,
	2025		2024
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$1,068,851	100.00%	$257,269	100.00%
Cost of sales	341,451	31.95%	195,258	75.90%
Gross profit	727,400	68.05%	62,011	24.10%
Operating expenses:
General and administrative expense	21,328,326	1,995.44%	911,173	354.17%
Advertising expense	53,901	5.04%	74,905	29.12%
Depreciation and amortization expense	63,061	5.90%	39,928	15.52%
Total operating expenses	21,445,288	2,006.39%	1,026,006	398.81%
Loss from operations	(20,717,888)	(1,938.33)%	(963,995)	(374.70)%
Other income (expense)
Interest income (expense), net	62,736	5.87%	(41,035)	(15.95)%
Change in fair value of digital assets	83,703,185)	(7,831.14)%	-	-
Foreign exchange loss	(2,015)	(0.19)%	-	-
Total other income (expense)	(83,642,464)	(7,825.46)%	(41,035)	(15.95)%
Net loss	$(104,360,352)	(9,763.79)%	$(1,005,030)	(390.65)%

Revenue. All of our revenue is generated by the CleanCore segment, which generates revenue from sales of our cleaning products. Our revenue increased by $811,582, or 315.46%, to $1,068,851 for the three months ended December 31, 2025 from $257,269 for the three months ended December 31, 2024. The increase is primarily due to sales from a new customer, which generated revenue of $508,992 in the three months ended December 31, 2025.

Cost of sales. Our cost of sales consists of raw materials, components, labor, demo expenses and warranty reserves. Our cost of sales increased by $146,193, or 74.87%, to $341,451 for the three months ended December 31, 2025 from $195,258 for the three months ended December 31, 2024. As a percentage of revenue, cost of sales was 31.95% and 75.90% for the three months ended December 31, 2025 and 2024, respectively. The decrease is the result of better efficiencies driven by scale, cost optimization, and technological improvements.

Gross profit. As a result of the foregoing, our gross profit increased by $665,389, or 1,073.02%, to $727,400 for the three months ended December 31, 2025 from $62,011 for the three months ended December 31, 2024. As a percentage of revenue, gross profit was 68.05% and 24.10% for the three months ended December 31, 2025 and 2024, respectively.

General and administrative expenses. In the CleanCore segment, our general and administrative expenses consist primarily of personnel expenses, including employee salaries and bonuses plus related payroll taxes, stock based compensation expense, professional advisor fees, bad debts, rent expense, insurance and other expenses incurred in connection with general operations. In the Treasury segment, our general and administrative expenses consist primary of professional advisor fees, stock based compensation expense, insurance expense, and employee salaries and bonuses plus related payroll taxes. Our general and administrative expenses increased by $20,417,153, or 2,240.75%, to $21,328,326 for the three months ended December 31, 2025 from $911,173 for the three months ended December 31, 2024. As a percentage of revenue, our general and administrative expenses were 1,995.44% and 354.17% for the three months ended December 31, 2025 and 2024, respectively. This increase was primarily due to increases of $12,836,619 in professional and consulting fees, $6,524,502 in stock compensation expense, $560,341 in payroll and benefits related to an increase in headcount, and $439,276 in insurance. On a segmented basis, general and administrative expenses for the CleanCore and Treasury segments for the three months ended December 31, 2025 were $17,942,659 and $3,385,667, respectively.

Advertising expenses. In the CleanCore segment, advertising expenses consist of vendor trade shows and various trade publications. In the Treasury segment, advertising expense is driven by crypto marketing expenses. Our advertising expenses decreased by $21,004, or 28.04%, to $53,901 for the three months ended December 31, 2025 from $74,905 for the three months ended December 31, 2024. Such a decrease was primarily due to the timing and strategy of outbound sales activity. As a percentage of revenue, our advertising expenses were 5.04% and 29.12% for the three months ended December 31, 2025 and 2024, respectively. On a segmented basis, advertising expenses for the CleanCore and Treasury segments for the three months ended December 31, 2025 were $20,883 and $33,018, respectively.

Depreciation and amortization expense. Depreciation and amortization expense, all of which is generated by the CleanCore segment, increased by $23,133, or 57.94%, to $63,061 for the three months ended December 31, 2025 from $39,928 for the three months ended December 31, 2024. As a percentage of revenue, depreciation and amortization expense was 5.90% and 15.52% for the three months ended December 31, 2025 and 2024, respectively. The increase in expense is due to amortization expense associated with additional intangibles acquired with the asset acquisition of Sanzonate in April 2025.

Total other income (expense). We had $83,642,464 in total other expense, net, for the three months ended December 31, 2025, as compared to $41,035 for the three months ended December 31, 2024. Other expense, net, for the three months ended December 31, 2025 consisted of a change in fair value of digital assets of $83,703,185 and a foreign exchange loss of $2,015, offset by interest income, net, of $62,736, while other expense, net, for the three months ended December 31, 2024 consisted entirely of interest expense. The increase in change in fair value of digital assets is driven by the adoption of our digital asset treasury strategy and a decrease in the fair value of Dogecoin.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $104,360,352 for the three months ended December 31, 2025, as compared to $1,005,030 for the three months ended December 31, 2024, an increase of $103,355,322, or 10,283.80%.

Comparison of Six Months Ended December 31, 2025 and 2024

The following table sets forth key components of our results of operations for the six months ended December 31, 2025 and 2024, both in dollars and as a percentage of our revenue.

	Six Months Ended December 31,
	2025		2024
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$1,973,608	100.00%	$622,168	100.00%
Cost of sales	710,014	35.98%	374,657	60.22%
Gross profit	1,263,594	64.02%	247,511	39.78%
Operating expenses:
General and administrative expense	29,934,861	1,516.76%	1,827,387	293.71%
Advertising expense	125,430	6.36%	121,114	19.47%
Depreciation and amortization expense	136,589	6.92%	79,750	12.82%
Total operating expenses	30,196,880	1,530.03%	2,028,251	326.00%
Loss from operations	(28,933,286)	(1,466.01)%	(1,780,740)	(286.22)%
Other income (expense)
Interest expense, net	(91,594)	(4,64)%	(80,369)	(12.92)%
Change in fair value of digital assets	(88,699,929)	(4,494.30)%	-	-
Foreign exchange loss	(3,242)	(0.16)%	-	-
Total other income (expense)	(88,794,765)	(4,499.11)%	(80,369)	(12.92)%
Net loss	$(117,728,051)	(5,965.12)%	$(1,861,109)	(299.13)%

Revenue. Our revenue increased by $1,351,440, or 217.21%, to $1,973,608 for the six months ended December 31, 2025 from $257,269 for the six months ended December 31, 2024. The increase is primarily due to sales from a new customer, which generated revenue of $863,334 in the six months ended December 31, 2025.

Cost of sales. Our cost of sales increased by $335,357, or 89.51%, to $710,014 for the six months ended December 31, 2025 from $195,258 for the six months ended December 31, 2024. As a percentage of revenue, cost of sales was 35.98% and 60.22% for the six months ended December 31, 2025 and 2024, respectively. The decrease is the result of better efficiencies driven by scale, cost optimization, and technological improvements.

Gross profit. As a result of the foregoing, our gross profit increased by $1,016,083, or 410.52%, to $1,263,594 for the six months ended December 31, 2025 from $247,511 for the six months ended December 31, 2024. As a percentage of revenue, gross profit was 64.02% and 39.78% for the six months ended December 31, 2025 and 2024, respectively.

General and administrative expenses. Our general and administrative expenses increased by $28,107,474, or 1,538.12%, to $29,934,861 for the six months ended December 31, 2025 from $911,173 for the six months ended December 31, 2024. As a percentage of revenue, our general and administrative expenses were 1,516.76% and 293.71% for the six months ended December 31, 2025 and 2024, respectively. This increase was primarily due to increases of $18,662,635 in professional and consulting fees, 7,509,878 in stock compensation expense, $1,245,340 in payroll and benefits related to an increase in headcount, and $578,342 in insurance. On a segmented basis, general and administrative expenses for the CleanCore and Treasury segments for the six months ended December 31, 2025 were $21,678,560 and $8,256,301, respectively.

Advertising expenses. Our advertising expenses increased by $4,316, or 3.56%, to $125,430 for the six months ended December 31, 2025 from $74,905 for the six months ended December 31, 2024. Such an increase was primarily due to increased expenses related to crypto marketing, offset by lower marketing expenses for the CleanCore segment. As a percentage of revenue, our advertising expenses were 6.36% and 19.47% for the six months ended December 31, 2025 and 2024, respectively. On a segmented basis, advertising expenses for the CleanCore and Treasury segments for the six months ended December 31, 2025 were $61,912 and $63,518, respectively.

Depreciation and amortization expense. Depreciation and amortization expense, all of which is generated by the CleanCore segment, increased by $56,839, or 71.27%, to $136,589 for the six months ended December 31, 2025 from $39,928 for the six months ended December 31, 2024. As a percentage of revenue, depreciation and amortization expense was 6.92% and 12.82% for the six months ended December 31, 2025 and 2024, respectively. The increase is due to amortization expense associated with additional intangibles acquired with the asset acquisition of Sanzonate in April 2025.

Total other income (expense). We had $88,794,765 in total other expense, net, for the six months ended December 31, 2025, as compared to $41,035 for the six months ended December 31, 2024. Other expense, net, for the six months ended December 31, 2025 consisted of a change in fair value of digital assets of $88,699,929, interest expense, net, of $91,594, and a foreign exchange loss of $3,242, while other expense, net, for the six months ended December 31, 2024 consisted entirely of interest expense. The increase in change in fair value of digital assets is driven by the adoption of our digital asset treasury strategy and a decrease in the fair value of Dogecoin.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $117,728,051 for the six months ended December 31, 2025, as compared to $1,861,109 for the six months ended December 31, 2024, an increase of $115,866,942, or 6,225.69%.

Liquidity and Capital Resources

Our company has incurred losses and negative cash flows from operations. From October 17, 2022 (the date of the acquisition) through December 31, 2025, we have financed our operations primarily through investor funding. As of December 31, 2025, we had cash and cash equivalents of $7,403,390, a net loss for the six months ended December 31, 2025 of $117,728,051 and cash used in operating activities of $7,167,396.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the six months ended December 31, 2025 and 2024.

	Six months Ended December 31,
	2025	2024
Net cash used in operating activities	$(7,167,396)	$(1,662,330)
Net cash used in investing activities	(148,622,724)	(9,065)
Net cash provided by financing activities	161,721,570	215,273
Effect of exchange rate changes on cash and cash equivalents	10,944	-
Net increase (decrease) in cash	5,942,393	(1,456,122)
Cash at beginning of period	1,460,997	2,016,611
Cash at end of period	$7,403,390	$560,489

Net cash used in operating activities was $7,187,396 for the six months ended December 31, 2025, as compared to $1,662,330 for the six months ended December 31, 2024. For the six months ended December 31, 2025, our net loss of $117,728,052 and offset by a change in fair value of digital assets of $88,699,929, non-cash professional fees of $14,932,750 and stock-based compensation of $7,841,355, were the primary drivers of net cash used in operating activities. For the six months ended December 31, 2024, our net loss of $1,861,109, offset by stock-based compensation of $331,802, were the primary drivers of net cash used in operating activities.

Net cash used in investing activities was $148,622,724 for the six months ended December 31, 2025, as compared to $9,065 for the six months ended December 31, 2024. The net cash used in investing activities for the six months ended December 31, 2025 consisted of purchases of digital assets of $148,605,650 and purchases of property and equipment of $17,074, while the net cash used in investing activities for the six months ended December 31, 2024 consisted entirely of purchases of property and equipment.

Net cash provided by financing activities was $161,721,570 for the six months ended December 31, 2025, as compared to $215,273 for the six months ended December 31, 2024. Net cash provided by financing activities for the six months ended December 31, 2025 consisted of proceeds from the private placement described below of $137,907,255, proceeds from the Sales Agreement described below of $25,608,235 and proceeds from the exercise of warrants of $370,288, offset by repayments of notes payable of $660,000, payments for deferred offering costs of $1,078,967 and repayments of related party loans of $425,241. Net cash provided by financing activities for the six months ended December 31, 2024 consisted of proceeds from an advance on subscription of $300,000 and proceeds from the issuance of related party notes of $232,193, offset by payments of notes payable of $316,920.

On August 29, 2025, we entered into an amended and restated sales agreement, or the Sales Agreement, with Maxim Group LLC and Curvature Securities LLC, or the Sales Agents, pursuant to which we may, from time to time, in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, issue and sell through or to the Sales Agents up to a maximum aggregate amount of $1,150,000,000 of shares of common stock. During the six months ended December 31, 2025, we issued an aggregate of 8,579,273 shares of common stock under the Sales Agreement for gross proceeds of $26,399,778 and net proceeds of approximately $25,608,235.

On September 5, 2025, we completed an offering of pre-funded warrants to purchase an aggregate of 175,000,420 shares of common stock for aggregate gross proceeds of $175,000,420, of which $148,650,530 was paid in cash and $26,349,890 was paid in cryptocurrency. After deducting placement agent fees, reimbursed expenses, and other offering expenses from the total gross proceeds, including both cash and cryptocurrency gross proceeds, we received net proceeds of approximately $164,257,145. Of this amount, approximately $1,075,000 was used to pay off outstanding indebtedness and $4,400,000 will be used for working capital and general corporate purposes, with the balance of the net proceeds being used to acquire Dogecoin.

Debt

Please see Notes 12 and 13 to our unaudited condensed consolidated financial statements above for a description of the terms of our outstanding debt.

Contractual Obligations

Pursuant to the terms of the Asset Management Agreement, we agreed to pay the Asset Manager and 21Shares a monthly fee in arrears computed at an annual rate as follows: (i) 2% in the aggregate on amounts up to and including $1,000,000,000 in Treasury Account value, with 1.75% paid to the Asset Manager and 0.25% paid to 21Shares; (ii) 1.75% in the aggregate on amounts above $1,000,000,000 up to and including $1,500,000,000 in Treasury Account value, with 1.5% paid to the Asset Manager and 0.25% paid to 21Shares; and (iii) 1.5% in the aggregate on amounts above $1,500,000,000 in Treasury Account value, with 1.25% paid to the Asset Manager and 0.25% paid to 21Shares. Such payments may be made, in the sole discretion of the Asset Manager or 21Shares, in shares of common stock, cash, or Dogecoin and shall be pro-rated for partial periods.

On November 17, 2025, we entered into a strategic advisor agreement with Dogecoin Ventures LLC (which, for the avoidance of doubt, is not related to the Asset Manager), pursuant to which we engaged Dogecoin Ventures LLC to provide certain advisory services relating to our digital asset treasury business in exchange for, among other things, a monthly advisory fee of $83,333.

Our other principal commitments consist mostly of obligations under the loans described in Notes 10 and 11 to our unaudited condensed consolidated financial statements above. We also have a non-cancellable operating lease commitment for our office facility expiring in 2028 as described in Note 14 to the unaudited condensed consolidated financial statements above.

Other than the foregoing, at December 31, 2025, we did not have other long-term debt obligations, capital (finance) lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected on our statements of financial position.

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

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Form 10-K and Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weaknesses in internal control over financial reporting described in Item 9A “Controls and Procedures” of the Form 10-K, which we are still in the process of remediating as of December 31, 2025. Investors are directed to Item 9A of the Form 10-K for the description of these weaknesses. Notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, believes the unaudited condensed consolidated financial statements included in this report fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with United States generally accepted accounting principles.

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

As disclosed in the Form 10-K, our management has identified the steps necessary to address the material weaknesses, and in the second quarter of fiscal year 2026, we continued to implement the following remedial procedures. We are planning on implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including formalizing our processes and internal control documentation and strengthening supervisory reviews by our financial management and hiring additional qualified accounting and finance personnel and engaging financial consultants to enable the implementation of internal control over financial reporting and segregating duties amongst accounting and finance personnel.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Except as set forth below, we have not sold any unregistered equity securities during the three months ended December 31, 2025 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

●	On November 17, 2025, we issued 4,000,000 shares of common stock to Dogecoin Ventures LLC pursuant to the strategic advisor agreement described above.

We issued these securities in reliance upon an exemption from the registration requirements of Section 5 of the Securities Act of 1933, as amended.

We did not repurchase any shares of our common stock during the three months ended December 31, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the three months ended December 31, 2025 but was not reported.

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last disclosed.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended December 31, 2025.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of CleanCore Solutions, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 filed on November 7, 2025)
3.2	Bylaws of CleanCore Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on October 10, 2023)
3.3	Amendment No. 1 to Bylaws of CleanCore Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 28, 2025)
4.1	Form of Pre-Funded Warrant issued on September 5, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 5, 2025)
4.2	Placement Agent Common Stock Purchase Warrant issued by CleanCore Solutions, Inc. to Maxim Group LLC on September 5, 2025 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on September 5, 2025)
4.3	Placement Agent Common Stock Purchase Warrant issued by CleanCore Solutions, Inc. to Curvature Securities, LLC on September 5, 2025 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on September 5, 2025)
4.4	Strategic Advisor Common Stock Purchase Warrant issued by CleanCore Solutions, Inc. to Dogecoin Ventures, Inc. on September 5, 2025 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on September 5, 2025)
4.5	Strategic Advisor Common Stock Purchase Warrant issued by CleanCore Solutions, Inc. to Dogecoin Ventures, Inc. on September 5, 2025 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed on September 5, 2025)
4.6	Common Stock Purchase Warrant issued by CleanCore Solutions, Inc. to Boustead Securities, LLC on June 9, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 11, 2025)
4.7	Common Stock Purchase Warrant issued by CleanCore Solutions, Inc. to Boustead Securities, LLC on June 9, 2025 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on June 11, 2025)
4.8	Form of Common Stock Purchase Warrant issued by CleanCore Solutions, Inc. on April 16, 2025 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on April 21, 2025)
4.9	Common Stock Purchase Warrant issued by CleanCore Solutions, Inc. to Sanzonate Global Inc. on April 15, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 21, 2025)
4.10	Common Stock Purchase Warrant issued by CleanCore Solutions, Inc. to Boustead Securities, LLC on April 30, 2024 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 1, 2024)
10.1*	Strategic Advisor Agreement, dated November 17, 2025, between CleanCore Solutions, Inc. and Dogecoin Ventures LLC
10.2	Amendment No. 3 to CleanCore Solutions, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 filed on November 19, 2025)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Inline XBRL Document Set for the unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 11, 2026	CLEANCORE SOLUTIONS, INC.

/s/ Clayton Adams
	Name:	Clayton Adams
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ David Enholm
	Name:	David Enholm
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)