Form 10-Q
period 2026-03-31
CleanCore Solutions, Inc.
filed 2026-05-11
CIK 1956741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

or

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

As of May 8, 2026, there were 221,938,856 shares of common stock of the registrant issued and outstanding.

CleanCore Solutions, Inc.

Quarterly Report on Form 10-Q

Period Ended March 31, 2026

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CLEANCORE SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLEANCORE SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	June 30, 2025
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$4,052,657	$1,460,997
Restricted cash	13,000,644	-
Accounts receivable, net	363,975	657,683
Inventory, net	781,013	1,347,693
Deferred offering costs	-	124,062
Note receivable, related party	1,000,000	-
Prepaid expenses and other current assets	1,063,319	227,564
Total current assets	20,261,608	3,817,999
Property and equipment, net	62,311	32,548
Right of use assets	290,729	394,415
Digital assets	49,203,118	-
Intangibles, net	1,785,113	1,974,509
Goodwill	2,237,910	2,237,910
Other assets	9,440	9,440
Total assets	$73,850,229	$8,466,821

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$535,337	$1,380,285
Pre-funded warrant liability	6,195,000	-
Lease liability – current	155,490	145,005
Note payable – current	-	690,112
Note payable – related party	-	415,241
Due to related parties	11,070	216,895
Total current liabilities	6,896,897	2,847,538
Lease liability – non-current	155,446	273,099
Note payable – non-current	-	3,880,202
Total liabilities	7,052,343	7,000,839

Commitments and contingencies (Note 19)

Stockholders’ Equity
Class A Common Stock; $0.0001 par value, 50,000,000 shares authorized; 0 and 1,875,795 shares issued and outstanding as of March 31, 2026 and June 30, 2025, respectively	-	188
Class B Common Stock; $0.0001 par value, 6,942,000,000 shares authorized; 221,836,229 and 9,961,227 shares issued and outstanding as of March 31, 2026 and June 30, 2025, respectively	22,184	996
Additional paid-in capital	229,367,281	15,490,763
Other comprehensive income	(12,529)	21,259
Accumulated deficit	(162,579,050)	(14,047,224)
Total stockholders’ equity	66,797,886	1,465,982
Total liabilities and stockholders’ equity	$73,850,229	$8,466,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANCORE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Revenue, net	$543,694	557,915	$2,520,540	1,180,083
Cost of sales (exclusive of depreciation shown separately below)	962,953	246,783	1,674,052	621,441
Gross profit (loss)	(419,259)	311,132	846,488	558,642

Operating expenses:
General and administrative	11,608,947	968,264	41,543,474	2,863,998
Advertising expense	101,175	19,743	226,605	72,515
Depreciation and amortization expense	61,580	39,928	199,936	119,678
Total operating expenses	11,771,702	1,027,935	41,970,015	3,056,191

Loss from operations	(12,190,961)	(716,803)	(41,123,527)	(2,497,549)

Other income (expense)
Interest income (expense), net	72,522	(92,551)	(21,380)	(172,920)
Change in fair value of digital assets	(18,684,134)	-	(107,384,528)	-
Foreign exchange loss	(1,202)	-	(2,390)	-
Total other income (expense)	$(18,612,814)	(92,551)	(107,408,298)	(172,920)

Net loss	$(30,803,775)	(809,354)	$(148,531,825)	(2,670,469)
Foreign currency translation adjustment	(42,494)	-	(33,788)	-
Total comprehensive loss	$(30,846,269)	(809,354)	$(148,565,613)	(2,670,469)

Net loss per share, basic and diluted	$(0.14)	(0.10)	$(0.70)	(0.33)
Weighted average shares used in computing net loss per share, basic and diluted	216,012,859	8,370,273	212,256,389	8,164,342

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANCORE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three and Nine Months Ended March 31, 2026
	Class A Common Stock		Common Stock (formerly Class B)		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at June 30, 2025	1,875,795	$188	9,961,227	$996	$15,490,763	$21,259	$(14,047,224)	$1,465,982
Conversion of class A common stock into common stock	(1,875,795)	(188)	1,875,795	188	-	-	-	-
Issuance of common stock in at-the-market offering	-	-	6,533,723	653	21,356,909	-	-	21,357,562
Issuance of common stock upon exercise of warrants	-	-	164,150,220	16,414	152,425,166	-	-	152,441,580
Issuance of common stock upon settlement of debt	-	-	1,871,681	187	4,121,686	-	-	4,121,873
Issuance of common stock under settlement agreement	-	-	375,000	38	1,661,212	-	-	1,661,250
Issuance of common stock for services	-	-	400,000	40	416,864	-	-	416,904
Issuance of common stock upon exercise of options – 2022 Equity Incentive Plan	-	-	90,172	9	(9)	-	-	-
Issuance of common stock upon vesting of restricted stock units – 2022 Equity Incentive Plan	-	-	125,452	13	92,282	-	-	92,295
Issuance of restricted stock awards – 2022 Equity Incentive Plan	-	-	1,215,000	122	4,230,654	-	-	4,230,776
Stock based compensation – 2022 Equity Incentive Plan	-	-	-	-	78,205	-	-	78,205
Currency translation adjustment	-	-	-	-	-	(2,800)	-	(2,800)
Net loss for the period	-	-	-	-	-	-	(13,367,699)	(13,367,699)
Balance at September 30, 2025	-	$-	186,598,270	$18,660	$199,873,732	$18,459	$(27,414,923)	$172,495,928
Issuance of common stock in at-the-market offering	-	-	2,045,550	205	4,252,841	-	-	4,253,046
Issuance of common stock upon exercise of warrants	-	-	4,999,750	500	4,707,058	-	-	4,707,558
Issuance of common stock for services	-	-	4,000,000	400	(400)	-	-	-
Issuance of common stock upon vesting of restricted stock units – 2022 Equity Incentive Plan	-	-	155,452	15	428,735	-	-	428,750
Issuance of restricted stock awards – 2022 Equity Incentive Plan	-	-	13,550,000	1,355	16,081,645	-	-	16,083,000
Stock based compensation – 2022 Equity Incentive Plan	-	-	-	-	199,430	-	-	199,430
Common stock cancelled	-	-	(909,621)	(91)	91	-	-	-
Currency translation adjustment	-	-	-	-	-	11,506	-	11,506
Net loss for the period	-	-	-	-	-	-	(104,360,352)	(104,360,352)
Balance at December 31, 2025	-	-	210,439,401	21,044	225,543,132	29,965	(131,775,275)	93,818,866
Issuance of common stock for services	-	-	10,400,000	1,040	3,064,160			3,065,200
Issuance of common stock upon vesting of restricted stock units – 2022 Equity Incentive Plan	-	-	156,828	16	460,768			460,783
Issuance of common stock – 2022 Equity Incentive Plan			840,000	84	230,916			231,000
Stock based compensation – 2022 Equity Incentive Plan					68,305			68,305
Currency translation adjustment						(42,494)		(42,494)
Net loss for the period	-	-	-	-	-	-	(30,803,775)	(30,803,775)
Balance at March 31, 2026	-	-	221,836,229	22,184	229,367,281	(12,529)	(162,579,050)	66,797,886

CLEANCORE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three and Nine Months Ended March 31, 2025
	Class A Common Stock		Common Stock (formerly Class B)		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2024	270,000	$27	7,960,919	$796	$11,040,583	$(7,304,949)	$3,736,457
Issuance of common stock upon vesting of restricted stock units – 2022 Equity Incentive Plan	-	-	9,166	1	21,514	-	21,515
Stock based compensation – 2022 Equity Incentive Plan	-	-	-	-	160,885	-	160,885
Net loss for the period	-	-	-	-	-	(856,082)	(856,082)
Balance at September 30, 2024	270,000	$27	7,970,085	$797	$11,222,982	$(8,161,031)	$3,062,775
Conversion of class A common stock into common stock	(270,000)	(27)	270,000	27	-	-	-
Issuance of common stock upon vesting of restricted stock units – 2022 Equity Incentive Plan	-	-	30,498	3	68,164	-	68,167
Stock based compensation – 2022 Equity Incentive Plan	-	-	-	-	81,236	-	81,236
Net loss for the period	-	-	-	-	-	(1,005,030)	(1,005,030)
Balance at December 31, 2024	-	$-	8,270,583	$827	$11,372,382	$(9,166,061)	$2,207,148
Issuance of class B common stock under separation agreement			20,000	2	55,313		55,315
Issuance of class B common stock upon vesting of restricted stock units – 2025 Equity Incentive Plan			87,498	9	127,076		127,085
Stock based compensation – 2022 Equity Incentive Plan					47,564		47,564
Modification of related party debt					18,022		18,022
Net loss for the period						(809,354)	(809,354)
Balance at March 31, 2025	-	$-	8,378,081	$838	$11,620,357	$(9,975,415)	$1,645,780

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANCORE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(148,531,825)	(2,670,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	202,263	119,678
Change in fair value of digital assets	107,384,528	-
Accretion of note payable discount	20,000	31,026
Non-cash interest expense	170,090	195,380
Stock based compensation	8,601,443	561,767
Non-cash professional fees	17,997,950	-
Non-cash lease expense	(3,481)	(437)
Provision for bad debt and write-off on uncollectable accounts	8,957	82,648
Provision for inventory reserve and write-off	720,961
Foreign exchange (gain)/loss	2,390	-
Changes in operating assets and liabilities:
Accounts receivable	284,751	(191,509)
Inventory	(154,281)	(62,201)
Prepaid expenses	(835,756)	(150,982)
Deferred revenue	-	(10,395)
Due to related parties	(205,826)	(48,094)
Accounts payable and accrued liabilities	(477,722)	(90,618)
Net cash used in operating activities	(14,815,558)	(2,234,206)

Cash flows from investing activities
Purchase of property and equipment	(40,702)	(18,857)
Purchase of digital assets	(148,605,650)	-
Sale of digital assets	18,368,360	-
Purchase of digital assets, net	(130,237,290)	-
Net cash used in investing activities	(130,277,992)	(18,857)

Cash flows from financing activities
Proceeds from at-the-market offering	25,608,235	-
Proceeds from private placement of pre-funded warrants, net	137,907,255	-
Proceeds from exercise of warrants	370,288	-
Proceeds from issuance of loans from related parties	-	332,193
Proceeds from subscription advance	-	1,000,000
Funds provided for note receivable	(1,000,000)	-
Payments of deferred offering costs	(1,078,967)	-
Repayments of notes payable	(660,000)	(316,920)
Repayments of loans due to related parties	(425,241)	-
Net cash provided by financing activities	160,721,570	1,015,273

Effect of exchange rate changes on cash and cash equivalents	(35,716)	-

Net increase (decrease) in cash	15,592,304	(1,237,790)
Cash, cash equivalents, and restricted cash at beginning of period	1,460,997	2,016,611
Cash, cash equivalents, and restricted cash at the end of period	$17,053,301	778,821

Supplementary cash flow disclosure
Cash paid for interest	$80,448	7,257

Supplementary schedule of non-cash investing and financing activities
Debt to equity conversion	$3,920,314	-
Digital assets received in connection with pre-funded warrants	$26,349,890	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 AND 2025

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

Liquidity

The Company has incurred losses and negative cash flows from operations. From October 17, 2022 (the date of the acquisition) through March 31, 2026, the Company has financed its operations primarily through investor funding. As of March 31, 2026, the Company had cash of $17,053,301 and for the nine months ended March 31, 2026, had a net loss of $148,531,825 and cash used in operating activities of $14,815,558. In accordance with Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern, management is required to perform a two-step analysis over the Company’s ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date the financial statements are issued. If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt.

On September 5, 2025, the Company completed an offering of pre-funded warrants to purchase an aggregate of 175,000,420 shares of common stock for aggregate gross proceeds of $175,000,420, of which $148,650,530 was paid in cash and $26,349,890 was paid in cryptocurrency. After deducting placement agent fees, reimbursed expenses, and other offering expenses from the total gross proceeds, including both cash and cryptocurrency gross proceeds, the Company received net proceeds of approximately $164,257,145. Of this amount, approximately $1,075,000 was used to pay off outstanding indebtedness and $4,400,000 will be used for working capital and general corporate purposes, with the balance of the net proceeds being used to acquire Dogecoin. For the three months ended March, 31, 2026, the company sold an aggregate of 200,000,000 units of Dogecoin for net proceeds of $18,368,360, resulting in a loss of $29,364,518, which is included in Change in Fair Value of Digital Assets on the Financial Statements (Note 11).

On August 29, 2025, the Company entered into an amended and restated sales agreement (the “Sales Agreement”) with Maxim Group LLC and Curvature Securities LLC (the “Sales Agents”), which amends and restates that certain sales agreement, dated June 20, 2025, between the Company and Curvature Securities LLC in its entirety. Pursuant to the terms of the Sales Agreement, the Company may, from time to time, in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, issue and sell through or to the Sales Agents up to a maximum aggregate amount of $1,150,000,000 of shares of common stock. During the nine months ended March 31, 2026, the Company issued an aggregate of 8,579,273 shares of common stock under the Sales Agreement for gross proceeds of $26,399,778 and net proceeds of approximately $25,608,235.

Despite these offerings, management believes that currently available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. These factors, individually and collectively, indicate that a material uncertainty exists that raises substantial doubt about the Company’s ability to continue as a going concern for 12 months from the date of issuance of these financial statements as of and for the three months ended March 31, 2026.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements as of and for the three and nine months ended March 31, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information, and include the accounts of the Company and its wholly owned subsidiary. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The unaudited interim consolidated financial statements are condensed and should be read in conjunction with the Company’s latest annual audited 2025 condensed consolidated financial statements, which are included in the Company’s Annual Report on Form 10-K filed with the SEC on August 22, 2025 (the “Form 10-K”). The results of operations for interim periods are not necessarily indicative of results to be expected for the fiscal year ending June 30, 2026 or for any other future annual or interim period.

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

Cash and Cash Equivalents

Cash consists of cash in readily available checking and money market accounts. Cash is recorded at cost, which approximates fair value. As of March 31, 2026 and June 30, 2025, cash balances were deposited at a major financial institution. Cash balances are subject to minimal credit risk as the balances are with high credit quality financial institutions (see also Concentration of Credit Risk below).

Restricted Cash

The Company maintains restricted cash, which is to be used for the purchase of Dogecoin, and related operating expenses, as part of its treasury strategy.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to significant concentration of credit risk, consist of cash for both the CleanCore and Treasury operating segments (see Note 18). The Company maintains deposits in federally insured financial institutions in excess of respective insured limits. The Company has not experienced any losses in such accounts and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Inventory

Inventory consists of parts, work in progress and finished goods. The Company values parts and finished goods at the lower of the actual costs or net realizable value. The Company values work in progress at cost. The Company periodically reviews inventory for obsolete and potentially impaired items. As of March 31, 2025 and June 30, 2025, the Company maintained an allowance for slow-moving and inventory obsolescence of $685,466 and $37,420, respectively.

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

Digital assets are measured at fair value at each reporting period. The Company determines the fair value of Dogecoin in accordance with ASC 820 (Fair Value Measurement), based on the period-end quoted (unadjusted) prices in the Company’s principal market. Changes in fair value are recognized at each reporting date within the change in fair value of digital assets line item in the statement of operations. Upon disposal, the net cash received is subtracted from the cost basis of assets sold to determine the change in fair value of digital assets for the disposed assets.

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

Deferred Offering Costs

In accordance with ASC 340-10-S99-1 and SEC Accounting Bulletin Topic 5A, specific incremental costs incurred by the Company directly attributable to a proposed offering of securities were deferred. As the pre-funded warrants offering closed on September 5, 2025, a total of $1,078,967 deferred costs were charged against the gross proceeds of the offering for the nine months ended March 31, 2026. These offering costs included fees paid to underwriters, attorneys, accountants as well as printers and other third parties directly related to the offering. Costs such as management salaries or other general administrative expenses that are not incremental to the offering are not included in the deferred costs.

Net Loss Per Share of Common Stock

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of common shares outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options, warrants and convertible debt are considered to be potentially dilutive securities. As of March 31, 2026 and June 30, 2025, there were 33,866,681 and 1,729,477, respectively, of potential common stock equivalents excluded from the diluted loss per share calculations as their effect is anti-dilutive. Because the Company has reported a net loss for the three and nine months ended March 31, 2026 and 2025, diluted net loss per common share is the same as basic net loss per common share for such periods.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires public companies to disaggregate key expense categories such as inventory purchases, employee compensation and depreciation in their financial statements. Further, in January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarifies the effective date of ASU 2024-03. The guidance is effective for all public entities with fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the impact that adoption of this provision may have on its consolidated financial statements.

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

3. Disaggregated Revenue

The following table disaggregates revenue by product category for the following periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Janitorial and Sanitation	$485,341	$475,762	$2,296,950	$986,274
Other	58,353	82,153	223,590	193,809
Total revenue	$543,694	$557,915	$2,520,540	1,180,083

The “Other” category of revenue consists primarily of sales ice and laundry units, parts, accessories, shipping and handling, and equipment rental income.

The following table disaggregates revenue by geographical region for the following periods:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Domestic	$268,652	$557,915	$1,857,721	$1,180,083
International	275,042	-	662,819	-
Total revenue	$543,694	$557,915	$2,520,540	$1,180,083

4. Cash and Cash Equivalents

Cash and cash equivalents consists of the following at:

	March 31, 2026	June 30, 2025
Checking and savings	$239,771	1,460,997
Money market	3,812,886	-
Total cash and cash equivalents	$4,052,657	1,460,997

5. Restricted Cash

Restricted cash consists of the following at:

	March 31, 2026	June 30, 2025
Restricted cash	13,000,644	-
Total restricted cash	$13,000,644	-

6. Asset Acquisition

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

7. Accounts Receivable, Net

Accounts receivable, net consists of the following at:

	March 31, 2026	June 30, 2025
Trade accounts receivable	$492,345	$779,692
Allowance for doubtful accounts	(128,370)	(122,009)
Total accounts receivable, net	$363,975	$657,683

8. Note Receivable, Related Party

Note Receivable consists of the following at:

	March 31, 2026	June 30, 2025
Note Receivable	$1,000,000	$-
Total Note Receivable	$1,000,000	$-

During the three months ended March 31, 2026, the Company entered into a loan agreement with a company to which a significant shareholder, Devlin DeFrancesco, is a paid advisor. The loan agreement is for $1,000,000 for one year, with a maturity date of February 20, 2027, paying interest monthly at an annualized rate of 15%. No principal payments have been received or are due until the maturity date. Through May 8, 2026, the Company has received $13,819 in interest payments.

9. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following at:

	March 31, 2026	June 30, 2025
Prepaid inventory parts	$93,893	$27,510
Prepaid insurance	868,109	46,141
Prepaid certification and fees	91,382	101,141
Prepaid other	9,935	52,772
Total prepaid expenses and other current assets	$1,063,319	$227,564

10. Inventory

Inventory consists of the following at:

	March 31, 2026	June 30, 2025
Parts	$912,735	$755,217
Finished goods	553,744	629,896
Inventory reserve	(685,466)	(37,420)
Total inventory, net	$781,013	$1,347,693

The Company values inventory at the balance sheet date using the weighted average method. The Company adjusted the inventory reserve to $685,466 as of March 31, 2026 from $37,420 as of June 30, 2025.

11. Digital Assets

The Company’s digital asset holdings are comprised of the following at:

	March 31, 2026	June 30, 2025
Number of Dogecoin held	533,060,905	-
Digital assets carrying fair value	$49,203,118	$-
Digital assets cost basis	$127,222,652	$-
Unrealized loss on digital assets	$(78,020,010)	$-
Loss on digital assets	(29,364,518)	-
Change in fair value of digital assets	$(107,384,528)	-

For the three months ended March, 31, 2026, the company sold an aggregate of 200,000,000 units of Dogecoin for net proceeds of $18,368,360, resulting in a loss of $29,364,518, which is included in Change in Fair Value of Digital Assets on the Financial Statements.

The fair value per share used to compute the digital assets carrying fair value as of March 31, 2026 was $0.092303.

12. Intangible Assets

Intangible assets consist of the following at:

	March 31, 2026	June 30, 2025
Technology	$600,000	$600,000
Distribution agreements	586,831	586,831
Trademarks	904,428	904,428
License	339,576	339,576
Total	2,430,835	2,430,835
Less: accumulated amortization	(645,722)	(456,326)
Total intangible assets, net	$1,785,113	$1,974,509

The Company holds 16 patents, which are included in technology. These patents cover the functions of the Company’s products that allow its machines to produce the ozone in the form of nanobubbles.

Amortization expense related to intangibles was $58,526 and $38,499 for the three months ended March 31, 2026 and 2025, respectively, and $193,375 and $115,497 for the nine months ended March 31, 2026 and 2025, respectively.

13. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at:

	March 31, 2026	June 30, 2025
Accounts payable	$329,838	$909,294
Accrued interest	15,373	44,459
Accrued payroll and related expenses	118,921	111,437
Warranty reserve	33,042	69,734
Accrued legal	25,000	70,425
Contract termination	-	100,000
Other accrued expenses	13,163	74,936
Total accounts payable and other accrued expenses	$535,337	$1,380,285

14. Debt

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

On December 24, 2024, the Company entered into a note assignment and cancellation agreement (the “WW Assignment Agreement”) with WW, Gary Hollst, the Company’s Chief Revenue Officer, and Gary Rohwer, a third party, pursuant to which WW assigned half of its right, title and interest in and to the WW Note to Garry Hollst and the remaining half to Gary Rohwer. Accordingly, the WW Note was cancelled and the Company issued a promissory note in the principal amount of $316,920 to Gary Hollst and a promissory note in the principal amount of $316,920 and accrued interest of $15,714 to Gary Rohwer (the “Rohwer Note”). The Rohwer Note was due and payable on December 31, 2024. On December 30, 2024, the Company repaid the Rohwer Note in full. Please see Note 15 for a description of the promissory note issued to Gary Hollst.

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

15. Related Party Transactions

As of March 31, 2026 and June 30, 2025, the Company had a short-term amount due to Clayton Adams, its former Chief Executive Officer and founder, in the amount of $11,070 and $41,895, respectively, for operational expenses paid by a credit card in his name. The Company has a verbal agreement with Mr. Adams to pay the credit card charges directly to the issuing financial institution as they become due and is current on these payments.

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

On July 27, 2023, the Company agreed to purchase approximately $105,000 worth of inventory from Nebraska C. Ozone, LLC, a related party business owned by Lisa Roskens, a significant stockholder at such time and the principal officer of Burlington, due to an open purchase order that the Company’s predecessor had with an inventory vendor that was not included in the liabilities assumed from the predecessor per the terms of the acquisition purchase agreement. The inventory is to be purchased as needed, consistent with other inventory purchases. However, if the entire $105,000 amount is not purchased by March 31, 2024, the balance at that date begins accruing interest at a rate of seven percent (7%) per annum until it is paid in full. As of March 31, 2026, the Company has purchased $12,578 of the inventory, with an outstanding payable balance of $105,000, and has an accrued interest balance of $15,372.

On March 26, 2024, the Company entered into a loan agreement with Clayton Adams, pursuant to which the Company issued a revolving credit note to Mr. Adams in the principal amount of up to $500,000. Pursuant to the loan agreement and note, Mr. Adams agreed to provide advances to the Company upon request during the period commencing on April 25, 2024 and continuing until the second anniversary of such date, or the maturity date. This note accrues simple interest on the outstanding principal amount at the rate of 8% per annum, with all principal and interest due on the maturity date; provided that upon an event of default (as defined in the note), such rate shall increase to 13%. The Company may prepay the note at any time without penalty or premium. The note is unsecured and contains customary events of default for a loan of this type. As of March 31, 2026, no advances have been made, and the principal amount of this note is $0.

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

In connection with the acquisition of the assets of Sanzonate, on April 15, 2025, CleanCore Global issued a 7% unsecured promissory note in the principal amount of $475,000 to CleanCore US. The note bears interest at a rate of 7% per annum commencing on April 15, 2027 with all principal and interest due and payable on April 15, 2030. The note may be prepaid at any time without premium or penalty, is unsecured, and contains customary events of default for a loan of this type. As of March 31, 2026, the outstanding principal balance of this note is $475,000 and it has an accrued interest balance of $25,606. This loan and related interest is eliminated in consolidation.

On September 5, 2025, the Company entered into an option agreement with Clayton Adams, pursuant to which the Company granted Mr. Adams an irrevocable option to elect, in his sole discretion, at any time commencing on the date that is one hundred eighty (180) days after the closing of the offering that was completed on September 5, 2025, and ending on the third (3rd) anniversary of such date, to either (i) direct the Company to consummate a spin-off of the Company’s business and operations as conducted immediately prior to the closing of such offering, excluding any digital asset treasury business or other business lines commenced after such date, and including all assets, liabilities and employees primarily related thereto (the “Legacy Business”), or (ii) acquire, or cause one or more entities designated by Mr. Adams to acquire, the Legacy Business at a price proposed by Mr. Adams that he believes falls within a range that is considered fair, from a financial point of view, for the Legacy Business and that is confirmed as fair from a financial point of view by a fairness opinion (the “Option Price”). The Option Price will assume that the Legacy Business will have at least $500,000 in unrestricted cash and cash equivalents at the time of such spin-off or acquisition, and if the unrestricted cash and cash equivalents of the Legacy Business are less than such amount, the Option Price shall be reduced, dollar for dollar, by the amount of such shortfall. In accordance with ASC 718 (Share-based Compensation) and ASC 815 (Derivatives and Hedging), as the contingent arrangement has no economic value at grant or exercise, no accounting treatment is required by the Company as of March 31, 2026.

16. Stockholders’ Equity

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

Common Stock

For the Nine Months Ended March 31, 2026

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

On December 31, 2025, stockholders surrendered an aggregate of 909,621 shares of common stock to the Company for cancellation. On February 10, 2026, an aggregate of 840,000 shares of common stock were reissued these stockholders.

On February 10, 2026, an aggregate of 840,000 shares of common stock were issued to stockholders who had previously surrendered restricted shares as described below.

On February 10, 2026 and February 27, 2026, the Company issued an aggregate of 10,400,000 shares of common stock to service providers.

During the nine months ended March 31, 2026, the Company issued an aggregate of 44,114 shares of common stock upon the cashless exercise of other warrants.

During the nine months ended March 31, 2026, the Company issued an aggregate of 300,686 shares of common stock upon the exercise of warrants for proceeds of $370,288.

During the nine months ended March 31, 2026, the Company issued an aggregate of 1,871,681 shares of common stock upon the settlement of debt in the amount of $4,089,692 (see also Notes 14 and 15).

During the nine months ended March 31, 2026, the Company issued an aggregate of 14,765,000 shares of common stock upon the grant of restricted stock awards under the 2022 Plan, as described in more detail below.

During the nine months ended March 31, 2026, the Company issued an aggregate of 437,733 shares of common stock upon the vesting of restricted stock unit awards granted under the 2022 Plan.

During the nine months ended March 31, 2026, the Company issued an aggregate of 8,579,273 shares of common stock under the Sales Agreement for gross proceeds of $26,399,778 and net proceeds of approximately $25,608,235.

As of March 31, 2026, there were 221,836,230 shares of common stock issued and outstanding.

For the Nine Months Ended March 31, 2025

On October 30, 2024, 270,000 shares of class A common stock were converted into 270,000 shares of common stock.

On January 2, 2025, 20,000 shares of common stock were issued under a separation agreement.

During the nine months ended March 31, 2025, the Company issued an aggregate of 127,162 shares of common stock upon the vesting of a restricted stock unit awards granted under the 2022 Plan.

Stock Options

No options were issued during the nine months ended March 31, 2026. During the nine months ended March 31, 2026, a holder exercised a stock option issued under the 2022 Plan on a cashless basis for 90,172 shares of common stock, resulting in the forfeiture of 29,828 options. In addition, an aggregate of 238,125 options were forfeited following termination of service.

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

During the nine months ended March 31, 2026, an aggregate of 300,686 previously issued warrants were exercised for proceeds of $370,288. In addition, an aggregate of 44,114 other warrants were exercised on a cashless basis, resulting in the forfeiture of 55,886 warrants.

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

On December 31, 2025, the Company entered into share surrender agreements with various holders, pursuant to which a total of 640,000 shares of previously-granted restricted awards were terminated and all shares granted pursuant thereto were surrendered to the Company for cancellation.

Stock-based Compensation

Total stock compensation expense was $760,088 and $229,965 for the three months ended March 31, 2026 and 2025, respectively, and was $8,601,771 and $561,767 for the nine months ended March 31, 2026 and 2025, respectively. In addition, $45,640,112 of warrants issued to consultants was recorded as an offset to equity as of March 31, 2026. As of March 31, 2026, total unrecognized stock compensation expense was $3,667,704 with the weighted average period over which it is expected to be recognized of 2.27 years.

17. Net Loss Per Share

The following tables set forth the computation of basic and dilutive net loss per share of common stock:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Basic and Diluted Net Loss Per Share
Numerator
Allocation of undistributed loss	(30,803,775)	(809,354)	(148,531,825)	(2,670,469)
Denominator
Weighted average number of shares used in computation	216,012,859	8,370,273	212,256,389	8,164,342
Basic and diluted net loss per share	(0.14)	(0.10)	(0.70)	(0.33)

18. Segment Information

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

The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer, Tyler Hassen, who was appointed on March 16, 2026, who manages the Company as two discrete segments as well as on a consolidated basis, in conjunction with the Company’s General Manager, who is the former Chief Executive Officer, Clayton Adams. The CODM uses net income (loss) to assess the profitability of the CleanCore Segment by comparing actual to budgeted results on a quarterly basis. In doing so, he focuses on revenue, gross profit, and operating profit (loss) of the CleanCore Segment. The CODM assesses the Treasury Segment using the value of the Dogecoin and number of tokens held. Both segments allocate personnel and budget accordingly to maximize potential profitability. The CODM also uses net income (loss) to understand the impact from income taxes and financing costs for general tax and liquidity planning purposes.

The following tables present for each Segment and on a consolidated basis, the Company’s revenues, gross profit and operating profit (loss) regularly provided to the CODM and reconciled to net income (loss) for each of the periods presented. Total segment assets provided to the CODM are also disclosed in the tables below for each period presented.

	Three Months Ended March 31, 2026			Nine Months Ended March 31, 2026
	CleanCore	Treasury	Consolidated	CleanCore	Treasury	Consolidated
Revenue	$543,694	-	$543,694	$2,520,540	-	2,520,540
Gross Profit	(419,259)	-	(419,259)	846,488	-	846,488
Loss from Operations	(1,770,386)	(10,420,575)	(12,190,961)	(22,383,133)	(18,740,394)	(41,123,527)
Net Loss	(3,842,776)	(26,960,999)	(30,803,775)	(24,551,079)	(123,980,747)	(148,531,826)
Total Assets	$11,646,468	$62,203,762	$73,850,230	$11,646,468	$62,203,762	$73,850,230

19. Commitments and Contingencies

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

Leases

The Company has a non-cancellable operating lease commitment for its office facility expiring in 2028. Rent expense totaled $40,416 and $40,416 for the three months ended March 31, 2026 and 2025, respectively, and $121,248 and $121,248 for the nine months ended March 31, 2026 and 2025, respectively.

The following table discloses the lease cost, weighted average discount rate, and weighted average remaining lease term for operating leases for the nine months ended March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
Operating lease cost	$121,248	$121,248
Remaining lease term	1.9 years	2.9 years
Discount rate	6.56%	6.56%

The discount rate was determined using the Company’s external debt and was adjusted for collateralization, term and lease amount.

The following table discloses the undiscounted cash flows on an annual basis and a reconciliation of the undiscounted cash flows of operating lease liabilities recognized in the balance sheet as of December 31, 2025:

Year Ended June 30,
2026 (remainder)	$42,497
2027	171,407
2028	116,160
2029	-
2030	-
Total undiscounted cash flows	330,064
Less amount representing interest	(19,128)
Present value of lease liabilities	310,936
Less current portion	(155,490)
Noncurrent lease liabilities	$155,446

Asset Management Agreement

Pursuant to the terms of the Asset Management Agreement, the Company agreed to pay the Asset Manager and 21Shares a monthly fee in arrears computed at an annual rate as follows: (i) 2% in the aggregate on amounts up to and including $1,000,000,000 in Treasury Account value, with 1.75% paid to the Asset Manager and 0.25% paid to 21Shares; (ii) 1.75% in the aggregate on amounts above $1,000,000,000 up to and including $1,500,000,000 in Treasury Account value, with 1.5% paid to the Asset Manager and 0.25% paid to 21Shares; and (iii) 1.5% in the aggregate on amounts above $1,500,000,000 in Treasury Account value, with 1.25% paid to the Asset Manager and 0.25% paid to 21Shares. Such payments may be made, in the sole discretion of the Asset Manager or 21Shares, in shares of common stock, cash, or Dogecoin and shall be pro-rated for partial periods. These agreements were terminated on February 27, 2026, with the final monthly payment paid on February 5, 2026. The Company transferred 70,000,000 Dogecoin tokens in relation to the termination of the agreements.

Strategic Advisor Agreement

On November 17, 2025, the Company entered into a strategic advisor agreement with Dogecoin Ventures LLC (which, for the avoidance of doubt, is not related to the Asset Manager), pursuant to which the Company engaged Dogecoin Ventures LLC to provide certain advisory services relating to the Company’s digital asset treasury business in exchange for, among other things, a monthly advisory fee of $83,333. This agreement was terminated on February 27, 2026, with the final monthly payment paid on January 15, 2026. The Company paid $5,000,000 cash and issued 3,800,000 shares of common stock in relation to the termination of the agreement.

20. Subsequent Events

Digital Asset Activity

During the period between April 1, 2026 and May 8, 2026, the Company did not purchase or sell any units of Dogecoin.

As of May 8, 2026, the Company’s digital asset fair value is $60,098,886, representing an unrealized gain of $10,895,768 since March 31, 2026.

Stock Issuances

On April 1, 2026, the Company issued an aggregate of 22,627 shares of common stock upon the vesting of restricted stock units granted under the 2022 Plan.

On April 5, 2026, the Company issued an aggregate of 40,000 shares of common stock upon the vesting of restricted stock units granted under the 2022 Plan.

On May 5, 2026, the Company issued an aggregate of 40,000 shares of common stock upon the vesting of restricted stock units granted under the 2022 Plan.

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

On September 5, 2025, we adopted a digital asset treasury strategy focused on Dogecoin. Pursuant to an asset management agreement that we entered into with Dogecoin Ventures, Inc., or the Asset Manager, and 21Shares US LLC, or 21Shares, on September 5, 2025, or the Asset Management Agreement, we established a multiyear advisory and asset-management program with the Asset Manager (which is a wholly-owned subsidiary of House of Doge Inc., the commercial arm of the Dogecoin Foundation) and 21Shares to manage our treasury assets, which include available cash or digital assets placed in our account to be utilized for such purpose, or the Treasury Account, as well as all investments thereof, proceeds of, income on and additions or accretions to the same, including all assets which are or were in the Treasury Account, but which are deployed in decentralized finance or similar blockchain transactions from time to time in accordance with the investment strategy described in the Asset Management Agreement (which we refer to as the Treasury Assets). As of February 27, 2026, all asset management agreements have been terminated but the Company maintains a portfolio of Dogecoin. See Note 11 for more information.

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

The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer, Tyler Hassen, who was appointed on March 16, 2026, who manages the Company as two discrete segments as well as on a consolidated basis, in conjunction with the Company’s General Manager, who is the former Chief Executive Officer, Clayton Adams. The CODM uses net income (loss) to assess the profitability of the CleanCore Segment by comparing actual to budgeted results on a quarterly basis. In doing so, he focuses on revenue, gross profit, and operating profit (loss) of the CleanCore Segment. The CODM assesses the Treasury Segment using the value of the Dogecoin and number of tokens held. Both segments allocate personnel and budget accordingly to maximize potential profitability. The CODM also uses net income (loss) to understand the impact from income taxes and financing costs for general tax and liquidity planning purposes.

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

Results of Operations

Comparison of Three Months Ended March 31, 2026 and 2025

The following table sets forth key components of our results of operations for the three months ended March 31, 2026 and 2025, both in dollars and as a percentage of our revenue.

	Three Months Ended March 31,
	2026		2025
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$543,694	100.00%	$557,915	100.00%
Cost of sales	962,953	177.11%	246,783	44.23%
Gross profit (loss)	(419,259)	(77.11)%	311,132	55.77%
Operating expenses:
General and administrative expense	11,608,947	2,135.20%	968,264	173.55%
Advertising expense	101,175	18.61%	19,743	3.54%
Depreciation and amortization expense	61,580	11.33%	39,928	7.16%
Total operating expenses	11,771,702	2,165.13%	1,027,935	184.25%
Loss from operations	(12,190,961)	(2,242.35)%	(716,803)	(128.48)%
Other income (expense)
Interest income (expense), net	72,522	13.34%	(92,551)	16.59%
Change in fair value of digital assets	(18,684,134)	(3,436.52)%	-	-%
Foreign exchange loss	(1,202)	0.22%	-	-%
Total other income (expense)	(18,614,371)	3,423.69%	(92,551)	16.59%
Net loss	$(30,805,332)	(5,665.93)%	(809,354)	(145.07)%

Revenue. All of our revenue is generated by the CleanCore segment, which generates revenue from sales of our cleaning products. Our revenue decreased by $14,221, or 2.55%, to $543,694 for the three months ended March 31, 2026 from $557,915 for the three months ended March 31, 2025. The decrease is primarily due to lower sales in the US, offset by the addition of the Global entity.

Cost of sales. Our cost of sales consists of raw materials, components, labor, demo expenses and warranty reserves. Our cost of sales increased by $716,170, or 290.20%, to $962,953 for the three months ended March 31, 2026 from $246,783 for the three months ended March 31, 2025. As a percentage of revenue, cost of sales was 177.11% and 44.23% for the three months ended March 31, 2026 and 2026, respectively. The increase is the result of revaluating our inventory reserves to reflect slow-moving and outdated product.

Gross profit. As a result of the foregoing, our gross profit decreased by $730,391 or (234.75)%, to a loss of $419,259 for the three months ended March 31, 2026 from a profit of $311,132 for the three months ended March 31, 2025. As a percentage of revenue, gross profit was (77.11)% and 55.77% for the three months ended March 31, 2026 and 2025, respectively.

General and administrative expenses. In the CleanCore segment, our general and administrative expenses consist primarily of personnel expenses, including employee salaries and bonuses plus related payroll taxes, stock based compensation expense, professional advisor fees, bad debts, rent expense, insurance and other expenses incurred in connection with general operations. In the Treasury segment, our general and administrative expenses consist primary of professional advisor fees, stock based compensation expense, insurance expense, and employee salaries and bonuses plus related payroll taxes. Our general and administrative expenses increased by $10,640,683, or 1,098.94%, to $11,608,947 for the three months ended March 31, 2026 from $968,264 for the three months ended March 31, 2025. As a percentage of revenue, our general and administrative expenses were 2,135.20% and 173.55% for the three months ended March 31, 2026 and 2025, respectively. This increase was primarily due to increases of $8,785,753 in professional and consulting fees, $863,085 in payroll and benefits related to an increase in headcount, $530,123 in stock compensation expense, , and $438,962 in insurance. On a segmented basis, general and administrative expenses for the CleanCore and Treasury segments for the three months ended March 31, 2026 were $1,770,116 and $10,389,075, respectively.

Advertising expenses. In the CleanCore segment, advertising expenses consist of vendor trade shows and various trade publications. In the Treasury segment, advertising expense is driven by crypto marketing expenses. Our advertising expenses increased by $81,432, or 412.46%, to $101,175 for the three months ended March 31, 2026 from $19,743 for the three months ended March 31, 2025. Such an increase was primarily due to the timing and strategy of outbound sales activity. As a percentage of revenue, our advertising expenses were 18.61% and 3.54% for the three months ended March 31, 2026 and 2026, respectively. On a segmented basis, advertising expenses for the CleanCore and Treasury segments for the three months ended March 31, 2025 were $68,175 and $33,000, respectively.

Depreciation and amortization expense. Depreciation and amortization expense, all of which is generated by the CleanCore segment, increased by $21,652, or 54.23%, to $61,580 for the three months ended March 31, 2026 from $39,928 for the three months ended March 31, 2025. As a percentage of revenue, depreciation and amortization expense was 11.33% and 7.16% for the three months ended March 31, 2026 and 2025, respectively. The increase in expense is due to amortization expense associated with additional intangibles acquired with the asset acquisition of Sanzonate in April 2025.

Total other income (expense). We had $18,612,814 in total other expense, net, for the three months ended March 31, 2026, as compared to $92,551 for the three months ended March 31, 2025. Other expense, net, for the three months ended March 31, 2026 consisted of a decrease in fair value of digital assets held of $18,684,134, a foreign exchange loss of $1,202, offset by interest income, net, of $72,522, while other expense, net, for the three months ended March 31, 2025 consisted entirely of interest expense. The increase in change in fair value of digital assets is driven by the adoption of our digital asset treasury strategy and a decrease in the fair value of Dogecoin.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $30,803,775 for the three months ended March 31, 2026, as compared to a net loss of $809,354 for the three months ended March 31, 2025, an increase of $29,994,421, or 3,705.97%.

Comparison of Nine Months Ended March 31, 2026 and 2025

The following table sets forth key components of our results of operations for the nine months ended March 31, 2026 and 2025, both in dollars and as a percentage of our revenue.

	Nine Months Ended March 31,
	2026		2025
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$2,520,540	100.00%	$1,180,083	100.00%
Cost of sales	1,674,052	66.42%	621,441	52.66%
Gross profit	846,488	33.58%	558,642	47.34%
Operating expenses:
General and administrative expense	41,543,474	1,648.20%	2,863,998	242.69%
Advertising expense	226,605	8.99%	72,515	6.14%
Depreciation and amortization expense	199,936	7.93%	119,678	10.14%
Total operating expenses	41,970,015	1,665.12%	3,056,191	258.98%
Loss from operations	(41,123,527)	(1,631.54)%	(2,497,549)	(211.64))%
Other income (expense)
Interest expense, net	(21,380)	0.85%	172,920	14.65%
Change in fair value of digital assets	(107,384,528	4,260.38%	-	-
Foreign exchange loss	(2,390)	0.09%	-	-
Total other income (expense)	(107,408,298)	4,261.32%	172,920	14.65%
Net loss	$(148,531,825)	(5,892.86)%	$(2,670,469)	(226.30)%

Revenue. Our revenue increased by $1,340,457, or 113.59%, to $2,520,540 for the nine months ended March 31, 2026 from $1,180,083 for the nine months ended March 31, 2025. The increase is primarily due to sales from a new customer, which generated revenue of $872,214 in the nine months ended March 31, 2026.

Cost of sales. Our cost of sales increased by $1,052,611, or 169.38%, to $1,674,052 for the nine months ended March 31, 2026 from $621,441 for the nine months ended March 31, 2025. As a percentage of revenue, cost of sales was 66.42% and 52.66% for the nine months ended March 31, 2026 and 2025, respectively. The increase is the result of higher sales, offset by increased inventory reserves.

Gross profit. As a result of the foregoing, our gross profit increased by $287,846, or 51.53%, to $846,488 for the nine months ended March 31, 2026 from $558,642 for the nine months ended March 31, 2025. As a percentage of revenue, gross profit was 33.58% and 47.34% for the nine months ended March 31, 2026 and 2025, respectively.

General and administrative expenses. Our general and administrative expenses increased by $38,679,476, or 1,350.54%, to 41,543,474 for the nine months ended March 31, 2026 from $2,863,998 for the nine months ended March 31, 2025. As a percentage of revenue, our general and administrative expenses were 1,648.20% and 242.69% for the nine months ended March 31, 2026 and 2025, respectively. This increase was primarily due to increases of $27,448,388 in professional and consulting fees, $8,040,001 in stock compensation expense, $2,108,425 in payroll and benefits related to an increase in headcount, and $1,017,304 in insurance. On a segmented basis, general and administrative expenses for the CleanCore and Treasury segments for the nine months ended March 31, 2026 were $22,898,098 and $18,645,376, respectively.

Advertising expenses. Our advertising expenses increased by $154,090, or 212.49%, to $226,605 for the nine months ended March 31, 2026 from $72,515 for the nine months ended March 31, 2025. Such an increase was primarily due to increased expenses related to crypto marketing, offset by lower marketing expenses for the CleanCore segment. As a percentage of revenue, our advertising expenses were 8.99% and 6.14% for the nine months ended March 31, 2026 and 2025, respectively. On a segmented basis, advertising expenses for the CleanCore and Treasury segments for the nine months ended March 31, 2026 were $130,087 and $96,518, respectively.

Depreciation and amortization expense. Depreciation and amortization expense, all of which is generated by the CleanCore segment, increased by $80,258, or 67.06%, to $199,936 for the nine months ended March 31, 2026 from $119,678 for the nine months ended March 31, 2025. As a percentage of revenue, depreciation and amortization expense was 7.93% and 10.14% for the nine months ended March 31, 2026 and 2025, respectively. The increase is due to amortization expense associated with additional intangibles acquired with the asset acquisition of Sanzonate in April 2025.

Total other income (expense). We had $107,408,298 in total other expense, net, for the nine months ended March 31, 2026, as compared to $172,920 for the nine months ended March 31, 2025. Other expense, net, for the nine months ended March 31, 2026 consisted of a change in fair value of digital assets held of $107,384,528, interest expense, net, of $21,380, and a foreign exchange loss of $2,390, while other expense, net, for the nine months ended March 31, 2025 consisted entirely of interest expense. The increase in change in fair value of digital assets is driven by the adoption of our digital asset treasury strategy and a decrease in the fair value of Dogecoin.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $148,531,825 for the nine months ended March 31, 2026, as compared to a net loss of $2,670,469 for the nine months ended March 31, 2025, an increase in loss of $145,861,356, or 5,462,01%.

Liquidity and Capital Resources

Our company has incurred losses and negative cash flows from operations. From October 17, 2022 (the date of the acquisition) through March 31, 2026, we have financed our operations primarily through investor funding. As of March 31, 2026, we had cash and cash equivalents of $17,053,301, a net loss for the nine months ended March 31, 2026 of $148,531,825 and cash used in operating activities of $14,815,558.

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

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the nine months ended March 31, 2026 and 2025.

	Nine months Ended March 31,
	2026	2025
Net cash used in operating activities	$(14,815,558)	(2,234,206)
Net cash used in investing activities	(130,277,992)	(18,857)
Net cash provided by financing activities	160,721,570	1,015,273
Effect of exchange rate changes on cash and cash equivalents	(35,716)	-
Net increase (decrease) in cash	15,592,304	(1,237,790)
Cash at beginning of period	1,460,997	2,016,611
Cash at end of period	$17,053,301	778,821

Net cash used in operating activities was $14,815,558 for the nine months ended March 31, 2026, as compared to $2,234,206 for the nine months ended March 31, 2025. For the nine months ended March 31, 2026, our net loss of $148,531,825 and offset by a change in fair value of digital assets of $107,384,528, non-cash professional fees of $17,997,950 and stock-based compensation of $8,601,443, were the primary drivers of net cash used in operating activities. For the nine months ended March 31, 2025, our net loss of $2,670,469, offset by stock-based compensation of $561,767, were the primary drivers of net cash used in operating activities.

Net cash used in investing activities was $130,277,992 for the nine months ended March 31, 2026, as compared to $18,857 for the nine months ended March 31, 2025. The net cash used in investing activities for the nine months ended March 31, 2026 consisted of net purchases of digital assets of $148,605,650 and purchases of property and equipment of $40,702, offset by the sale of digital assets of $18,368,360, while the net cash used in investing activities for the nine months ended March 31, 2025 consisted entirely of purchases of property and equipment.

Net cash provided by financing activities was $160,721,570 for the nine months ended March 31, 2026, as compared to $1,015,273 for the nine months ended March 31, 2025. Net cash provided by financing activities for the nine months ended March 31, 2026 consisted of proceeds from the private placement described below of $137,907,255, proceeds from the Sales Agreement described below of $25,608,235 and proceeds from the exercise of warrants of $370,288, offset by repayments of notes payable of $660,000, payments for deferred offering costs of $1,078,967, funds provided for a note receivable of $1,000,000 and repayments of related party loans of $425,241. Net cash provided by financing activities for the nine months ended March 31, 2025 consisted of proceeds from a related party loan of $332,193, an advance on subscription of $1,000,000, offset by payments of notes payable of $316,920.

On August 29, 2025, we entered into an amended and restated sales agreement, or the Sales Agreement, with Maxim Group LLC and Curvature Securities LLC, or the Sales Agents, pursuant to which we may, from time to time, in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, issue and sell through or to the Sales Agents up to a maximum aggregate amount of $1,150,000,000 of shares of common stock. During the nine months ended March 31, 2026, we issued an aggregate of 8,579,273 shares of common stock under the Sales Agreement for gross proceeds of $26,399,778 and net proceeds of approximately $25,608,235.

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

Debt

Please see Notes 14 and 15 to our unaudited condensed consolidated financial statements above for a description of the terms of our outstanding debt.

Contractual Obligations

Pursuant to the terms of the Asset Management Agreement, we agreed to pay the Asset Manager and 21Shares a monthly fee in arrears computed at an annual rate as follows: (i) 2% in the aggregate on amounts up to and including $1,000,000,000 in Treasury Account value, with 1.75% paid to the Asset Manager and 0.25% paid to 21Shares; (ii) 1.75% in the aggregate on amounts above $1,000,000,000 up to and including $1,500,000,000 in Treasury Account value, with 1.5% paid to the Asset Manager and 0.25% paid to 21Shares; and (iii) 1.5% in the aggregate on amounts above $1,500,000,000 in Treasury Account value, with 1.25% paid to the Asset Manager and 0.25% paid to 21Shares. Such payments may be made, in the sole discretion of the Asset Manager or 21Shares, in shares of common stock, cash, or Dogecoin and shall be pro-rated for partial periods. These agreements were terminated on February 27, 2026.

On November 17, 2025, we entered into a strategic advisor agreement with Dogecoin Ventures LLC (which, for the avoidance of doubt, is not related to the Asset Manager), pursuant to which we engaged Dogecoin Ventures LLC to provide certain advisory services relating to our digital asset treasury business in exchange for, among other things, a monthly advisory fee of $83,333. This agreement was terminated on February 27, 2026.

Our other principal commitments consist mostly of obligations under the loans described in Notes 14 and 15 to our unaudited condensed consolidated financial statements above. We also have a non-cancellable operating lease commitment for our office facility expiring in 2028 as described in Note 19 to the unaudited condensed consolidated financial statements above.

Other than the foregoing, at March 31, 2026, we did not have other long-term debt obligations, capital (finance) lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected on our statements of financial position.

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

For a description of the accounting policies that, in management’s opinion, involve the most significant application of judgment or involve complex estimation and which could, if different judgment or estimates were made, materially affect our reported financial position, results of operations, or cash flows, see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” in the Form 10-K and Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” in our Quarterly Report on Form 10-Q for the quarter ended March 30, 2026.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weaknesses in internal control over financial reporting described in Item 9A “Controls and Procedures” of the Form 10-K, which we are still in the process of remediating as of March 31, 2026. Investors are directed to Item 9A of the Form 10-K for the description of these weaknesses. Notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, believes the unaudited condensed consolidated financial statements included in this report fairly represent, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in accordance with United States generally accepted accounting principles.

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

As disclosed in the Form 10-K, our management has identified the steps necessary to address the material weaknesses, and in the third quarter of fiscal year 2026, we continued to implement the following remedial procedures. We are planning on implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including formalizing our processes and internal control documentation and strengthening supervisory reviews by our financial management and hiring additional qualified accounting and finance personnel and engaging financial consultants to enable the implementation of internal control over financial reporting and segregating duties amongst accounting and finance personnel.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not sell or issue any unregistered equity securities during the three months ended March 31, 2026 that were not previously disclosed in a current report on Form 8-K that was filed during the quarter.

We did not repurchase any shares of our common stock during the three months ended March 31, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the three months ended March 31, 2026 but was not reported.

There have been no material changes to the procedures by which stockholders may recommend nominees to our board of directors since such procedures were last disclosed.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the three months ended March 31, 2026.

ITEM 6. EXHIBITS.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of CleanCore Solutions, Inc. (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-3 filed on November 7, 2025)
3.2	Bylaws of CleanCore Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on October 10, 2023)
3.3	Amendment No. 1 to Bylaws of CleanCore Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 28, 2025)
10.1	Asset Management Agreement, dated September 5, 2025, among CleanCore Solutions, Inc., Dogecoin Ventures, Inc. and 21Shares US LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Commission on September 5, 2025)
10.2	Termination and Release Agreement among CleanCore Solutions, Inc, Dogecoin Ventures, Inc. and 21Shares US LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 10, 2026)
10.3	Executive Consulting Agreement, dated September 5, 2025, between CleanCore Solutions, Inc. and Marco Margiotta (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed with the Commission on September 5, 2025)
10.4	Termination and Release Agreement between CleanCore Solutions, Inc. and Marco Margiotta (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 10, 2026)
10.5	Employment Agreement between CleanCore Solutions, Inc. and Tyler Hassen (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 20, 2026)
10.6	Termination and Release Agreement between CleanCore Solutions, Inc. and Clayton Adams (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 20, 2026)
31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certifications of Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*	Inline XBRL Document Set for the unaudited condensed consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2026	CLEANCORE SOLUTIONS, INC.

/s/ Tyler Hassen
	Name:	Tyler Hassen
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ David Enholm
	Name:	David Enholm
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)