Form 10-Q/A
period 2026-03-31
CleanCore Solutions, Inc.
filed 2026-05-18
CIK 1956741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q/A

Amendment No. 1

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

As of May 18, 2026, there were 221,938,856 shares of common stock of the registrant issued and outstanding.

CleanCore Solutions, Inc.

Quarterly Report on Form 10-Q

Period Ended March 31, 2026

i

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CLEANCORE SOLUTIONS, INC.

UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CLEANCORE SOLUTIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	June 30, 2025
	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$4,052,657	$1,460,997
Restricted cash	13,000,644	-
Accounts receivable, net	363,975	657,683
Inventory, net	781,013	1,347,693
Deferred offering costs	-	124,062
Note receivable, related party	1,000,000	-
Prepaid expenses and other current assets	1,063,319	227,564
Total current assets	20,261,608	3,817,999
Property and equipment, net	62,311	32,548
Right of use assets	290,729	394,415
Digital assets	42,741,907	-
Intangibles, net	1,785,113	1,974,509
Goodwill	2,237,910	2,237,910
Other assets	9,440	9,440
Total assets	$67,389,018	$8,466,821

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$535,337	$1,380,285
Pre-funded warrant liability	6,195,000	-
Lease liability – current	155,490	145,005
Note payable – current	-	690,112
Note payable – related party	-	415,241
Due to related parties	11,070	216,895
Total current liabilities	6,896,897	2,847,538
Lease liability – non-current	155,446	273,099
Note payable – non-current	-	3,880,202
Total liabilities	7,052,343	7,000,839

Commitments and contingencies (Note 19)

Stockholders’ Equity
Class A Common Stock; $0.0001 par value, 50,000,000 shares authorized; 0 and 1,875,795 shares issued and outstanding as of March 31, 2026 and June 30, 2025, respectively	-	188
Class B Common Stock; $0.0001 par value, 6,942,000,000 shares authorized; 221,836,229 and 9,961,227 shares issued and outstanding as of March 31, 2026 and June 30, 2025, respectively	22,184	996
Additional paid-in capital	229,367,281	15,490,763
Other comprehensive income	(12,529)	21,259
Accumulated deficit	(169,040,261)	(14,047,224)
Total stockholders’ equity	60,336,675	1,465,982
Total liabilities and stockholders’ equity	$67,389,018	$8,466,821

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANCORE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Revenue, net	$543,694	557,915	$2,520,540	1,180,083
Cost of sales (exclusive of depreciation shown separately below)	962,953	246,783	1,674,052	621,441
Gross profit (loss)	(419,259)	311,132	846,488	558,642

Operating expenses:
General and administrative	18,397,855	968,264	48,332,382	2,863,998
Advertising expense	101,175	19,743	226,605	72,515
Depreciation and amortization expense	61,580	39,928	199,936	119,678
Total operating expenses	18,560,610	1,027,935	48,758,923	3,056,191

Loss from operations	(18,979,869)	(716,803)	(47,912,435)	(2,497,549)

Other income (expense)
Interest income (expense), net	72,522	(92,551)	(21,380)	(172,920)
Change in fair value of digital assets	(18,356,437)	-	(107,056,831)	-
Foreign exchange loss	(1,202)	-	(2,390)	-
Total other income (expense)	$(18,285,117)	(92,551)	(107,080,601)	(172,920)

Net loss	$(37,264,986)	(809,354)	$(154,993,036)	(2,670,469)
Foreign currency translation adjustment	(42,494)	-	(33,788)	-
Total comprehensive loss	$(37,307,480)	(809,354)	$(155,026,824)	(2,670,469)

Net loss per share, basic and diluted	$(0.17)	(0.10)	$(0.73)	(0.33)
Weighted average shares used in computing net loss per share, basic and diluted	216,012,859	8,370,273	212,256,389	8,164,342

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANCORE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three and Nine Months Ended March 31, 2026
	Class A Common Stock		Common Stock (formerly Class B)		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at June 30, 2025	1,875,795	$188	9,961,227	$996	$15,490,763	$21,259	$(14,047,224)	$1,465,982
Conversion of class A common stock into common stock	(1,875,795)	(188)	1,875,795	188	-	-	-	-
Issuance of common stock in at-the-market offering	-	-	6,533,723	653	21,356,909	-	-	21,357,562
Issuance of common stock upon exercise of warrants	-	-	164,150,220	16,414	152,425,166	-	-	152,441,580
Issuance of common stock upon settlement of debt	-	-	1,871,681	187	4,121,686	-	-	4,121,873
Issuance of common stock under settlement agreement	-	-	375,000	38	1,661,212	-	-	1,661,250
Issuance of common stock for services	-	-	400,000	40	416,864	-	-	416,904
Issuance of common stock upon exercise of options – 2022 Equity Incentive Plan	-	-	90,172	9	(9)	-	-	-
Issuance of common stock upon vesting of restricted stock units – 2022 Equity Incentive Plan	-	-	125,452	13	92,282	-	-	92,295
Issuance of restricted stock awards – 2022 Equity Incentive Plan	-	-	1,215,000	122	4,230,654	-	-	4,230,776
Stock based compensation – 2022 Equity Incentive Plan	-	-	-	-	78,205	-	-	78,205
Currency translation adjustment	-	-	-	-	-	(2,800)	-	(2,800)
Net loss for the period	-	-	-	-	-	-	(13,367,699)	(13,367,699)
Balance at September 30, 2025	-	$-	186,598,270	$18,660	$199,873,732	$18,459	$(27,414,923)	$172,495,928
Issuance of common stock in at-the-market offering	-	-	2,045,550	205	4,252,841	-	-	4,253,046
Issuance of common stock upon exercise of warrants	-	-	4,999,750	500	4,707,058	-	-	4,707,558
Issuance of common stock for services	-	-	4,000,000	400	(400)	-	-	-
Issuance of common stock upon vesting of restricted stock units – 2022 Equity Incentive Plan	-	-	155,452	15	428,735	-	-	428,750
Issuance of restricted stock awards – 2022 Equity Incentive Plan	-	-	13,550,000	1,355	16,081,645	-	-	16,083,000
Stock based compensation – 2022 Equity Incentive Plan	-	-	-	-	199,430	-	-	199,430
Common stock cancelled	-	-	(909,621)	(91)	91	-	-	-
Currency translation adjustment	-	-	-	-	-	11,506	-	11,506
Net loss for the period	-	-	-	-	-	-	(104,360,352)	(104,360,352)
Balance at December 31, 2025	-	-	210,439,401	21,044	225,543,132	29,965	(131,775,275)	93,818,866
Issuance of common stock for services	-	-	10,400,000	1,040	3,064,160			3,065,200
Issuance of common stock upon vesting of restricted stock units – 2022 Equity Incentive Plan	-	-	156,828	16	460,768			460,783
Issuance of common stock – 2022 Equity Incentive Plan			840,000	84	230,916			231,000
Stock based compensation – 2022 Equity Incentive Plan					68,305			68,305
Currency translation adjustment						(42,494)		(42,494)
Net loss for the period	-	-	-	-	-	-	(37,264,986)	(37,264,986)
Balance at March 31, 2026	-	-	221,836,229	22,184	229,367,281	(12,529)	(169,040,261)	60,336,675

CLEANCORE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	For the Three and Nine Months Ended March 31, 2025
	Class A Common Stock		Common Stock (formerly Class B)		Additional Paid in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at June 30, 2024	270,000	$27	7,960,919	$796	$11,040,583	$(7,304,949)	$3,736,457
Issuance of common stock upon vesting of restricted stock units – 2022 Equity Incentive Plan	-	-	9,166	1	21,514	-	21,515
Stock based compensation – 2022 Equity Incentive Plan	-	-	-	-	160,885	-	160,885
Net loss for the period	-	-	-	-	-	(856,082)	(856,082)
Balance at September 30, 2024	270,000	$27	7,970,085	$797	$11,222,982	$(8,161,031)	$3,062,775
Conversion of class A common stock into common stock	(270,000)	(27)	270,000	27	-	-	-
Issuance of common stock upon vesting of restricted stock units – 2022 Equity Incentive Plan	-	-	30,498	3	68,164	-	68,167
Stock based compensation – 2022 Equity Incentive Plan	-	-	-	-	81,236	-	81,236
Net loss for the period	-	-	-	-	-	(1,005,030)	(1,005,030)
Balance at December 31, 2024	-	$-	8,270,583	$827	$11,372,382	$(9,166,061)	$2,207,148
Issuance of class B common stock under separation agreement			20,000	2	55,313		55,315
Issuance of class B common stock upon vesting of restricted stock units – 2002 Equity Incentive Plan			87,498	9	127,076		127,085
Stock based compensation – 2022 Equity Incentive Plan					47,564		47,564
Modification of related party debt					18,022		18,022
Net loss for the period						(809,354)	(809,354)
Balance at March 31, 2025	-	$-	8,378,081	$838	$11,620,357	$(9,975,415)	$1,645,780

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANCORE SOLUTIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(154,993,036)	(2,670,469)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	202,263	119,678
Change in fair value of digital assets	107,056,831	-
Accretion of note payable discount	20,000	31,026
Non-cash interest expense	170,090	195,380
Stock based compensation	8,601,443	561,767
Non-cash professional fees	24,786,858	-
Non-cash lease expense	(3,481)	(437)
Provision for bad debt and write-off on uncollectable accounts	8,957	82,648
Provision for inventory reserve and write-off	720,961
Foreign exchange (gain)/loss	2,390	-
Changes in operating assets and liabilities:
Accounts receivable	284,751	(191,509)
Inventory	(154,281)	(62,201)
Prepaid expenses	(835,756)	(150,982)
Deferred revenue	-	(10,395)
Due to related parties	(205,826)	(48,094)
Accounts payable and accrued liabilities	(477,722)	(90,618)
Net cash used in operating activities	(14,815,558)	(2,234,206)

Cash flows from investing activities
Purchase of property and equipment	(40,702)	(18,857)
Purchase of digital assets	(148,605,650)	-
Sale of digital assets	18,368,360	-
Purchase of digital assets, net	(130,237,290)	-
Net cash used in investing activities	(130,277,992)	(18,857)

Cash flows from financing activities
Proceeds from at-the-market offering	25,608,235	-
Proceeds from private placement of pre-funded warrants, net	137,907,255	-
Proceeds from exercise of warrants	370,288	-
Proceeds from issuance of loans from related parties	-	332,193
Proceeds from subscription advance	-	1,000,000
Funds provided for note receivable	(1,000,000)	-
Payments of deferred offering costs	(1,078,967)	-
Repayments of notes payable	(660,000)	(316,920)
Repayments of loans due to related parties	(425,241)	-
Net cash provided by financing activities	160,721,570	1,015,273

Effect of exchange rate changes on cash and cash equivalents	(35,716)	-

Net increase (decrease) in cash	15,592,304	(1,237,790)
Cash, cash equivalents, and restricted cash at beginning of period	1,460,997	2,016,611
Cash, cash equivalents, and restricted cash at the end of period	$17,053,301	778,821

Supplementary cash flow disclosure
Cash paid for interest	$80,448	7,257

Supplementary schedule of non-cash investing and financing activities
Debt to equity conversion	$3,920,314	-
Digital assets received in connection with pre-funded warrants	$26,349,890	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CLEANCORE SOLUTIONS, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 AND 2025

Note 1. Restatement of Previously Issued Consolidated Financial Statements

On May 11, 2026 CleanCore Solutions, Inc. (the “Company”) filed Form 10-Q with the Securities and Exchange Commission (the “SEC”) for the period ended March 31, 2026 (the “Original Filing”). Subsequent to issuing the 10-Q, the Company identified an error in the financial statements, due to a material weakness in the Company’s internal control over financial reporting, resulting in this restatement of Form 10-Q.

A previously disclosed Board of Directors resolution dated February 27, 2026, in connection with the cancellation of an asset management agreement, resulted in the non-cash transfer of 70,000,000 Dogecoins. This transaction was not recorded in the Company’s accounting system, nor verified against an independent source during reconciling. As a result, the Company’s digital assets were overstated, while general and administrative expenses were understated.

The following presents a reconciliation of the impacted financial statement line items as filed to the restated amounts as of March 31, 2026. The previously reported amounts reflect those included in the Original Filing on Form 10-Q for the three months ended March 31, 2026, filed with the SEC on May 11, 2026. These amounts are labeled as “As Filed” in the tables below. The amounts labeled “Restatement Adjustments” represent the effects of this restatement due to the reduction in assets on the balance sheet and increase in general and administrative expenses. As a result, change in fair value of digital assets and net income are also impacted.

Consolidated Balance Sheet	As Filed	Restatement Adjustments	As Restated
Digital assets	49,203,118	(6,461,211)	42,741,907
Total assets	73,850,229	(6,461,211)	67,389,018
Accumulated deficit	(162,579,050)	(6,461,211)	(169,040,261)
Total stockholders’ equity	66,797,886	(6,461,211)	60,336,675
Total liabilities and stockholders’ equity	73,850,229	(6,461,211)	67,389,018

	Three Months Ended March 31, 2026
Consolidated Statements of Operations	As Filed	Restatement Adjustments	As Restated
General and administrative	11,608,947	6,788,908	18,397,855
Total operating expenses	11,771,702	6,788,908	18,560,610
Loss from operations	(12,190,961)	(6,788,908)	(18,979,869)
Change in fair value of digital assets	(18,684,134)	327,697	(18,356,437)
Total other income (expense)	(18,612,814)	327,697	(18,285,117)
Net (loss)	(30,803,775)	(6,461,211)	(37,264,986)
Total comprehensive loss	(30,846,269)	(6,461,211)	(37,307,480)
Net loss per share, basic and diluted	(0.14)	(0.03)	(0.17)

	Nine Months Ended March 31, 2026
Consolidated Statements of Operations	As Filed	Restatement Adjustments	As Restated
General and administrative	41,543,474	6,788,908	48,332,382
Total operating expenses	41,970,015	6,788,908	48,758,923
Loss from operations	(41,123,527)	(6,788,908)	(47,912,435)
Change in fair value of digital assets	(107,384,528)	327,697	(107,056,831)
Total other income (expense)	(107,408,298)	327,697	(107,080,601)
Net (loss)	(148,531,825)	(6,461,211)	(154,993,036)
Total comprehensive loss	(148,565,613)	(6,461,211)	(155,026,824)
Net loss per share, basic and diluted	(0.70)	(0.03)	(0.73)

	Balance at March 31, 2026
Consolidated Statement of Stockholders’ Equity	As Filed	Restatement Adjustments	As Restated
Net loss for the period	(30,803,775)	(6,461,211)	(37,264,986)
Accumulated deficit	(162,579,050)	(6,461,211)	(169,040,261)
Total stockholders’ equity	66,797,886	(6,461,211)	60,336,675

	Balance at March 31, 2026
Condensed Consolidated Statement of Cash Flows	As Filed	Restatement Adjustments	As Restated
Net loss	(148,531,825)	(6,461,211)	(154,993,036)
Change in fair value of digital assets	107,384,528	327,697	107,056,831
Non-cash professional fees	17,997,950	6,788,908	24,786,858

In addition, amounts were restated in the following:

●	Note 11, Digital Assets

●	Note 17, Net Loss Per Share

●	Note 18, Segment Information

●	Item 2, Management’s Discussion and Analysis

1a. Organization and Business

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

Liquidity

The Company has incurred losses and negative cash flows from operations. From October 17, 2022 (the date of the acquisition) through March 31, 2026, the Company has financed its operations primarily through investor funding. As of March 31, 2026, the Company had cash of $17,053,301 and for the nine months ended March 31, 2026, had a net loss of $154,993,036 and cash used in operating activities of $14,815,558. In accordance with Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern, management is required to perform a two-step analysis over the Company’s ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date the financial statements are issued. If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt.

On September 5, 2025, the Company completed an offering of pre-funded warrants to purchase an aggregate of 175,000,420 shares of common stock for aggregate gross proceeds of $175,000,420, of which $148,650,530 was paid in cash and $26,349,890 was paid in cryptocurrency. After deducting placement agent fees, reimbursed expenses, and other offering expenses from the total gross proceeds, including both cash and cryptocurrency gross proceeds, the Company received net proceeds of approximately $164,257,145. Of this amount, approximately $1,075,000 was used to pay off outstanding indebtedness and $4,400,000 will be used for working capital and general corporate purposes, with the balance of the net proceeds being used to acquire Dogecoin. For the three months ended March, 31, 2026, the company sold an aggregate of 200,000,000 units of Dogecoin for net proceeds of $18,368,360, and transferred 70,000,000 units in exchange for $6,788,908 of professional services, resulting in a loss of $39,282,595, which is included in Change in Fair Value of Digital Assets on the Financial Statements (Note 11).

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

6. Asset Acquisition

On April 15, 2025, the Company completed its acquisition of specified assets of Sanzonate Europe Ltd. (“Sanzonate”). Sanzonate was a former customer of the Company that produces products similar to the Company’s products. The assets acquired included accounts receivable, inventory, and intangibles. The intangibles consisted of a license issued by the European Organization for Technical Assessment to sell ozone products in the European Union (“EOTA license”), Sanzonate’s trade name, and distribution agreements. The Company also retained one sales representative and one administrative resource. The Company entered into this transaction to expand its presence in Europe.

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

During the three months ended March 31, 2026, the Company entered into a loan agreement with a company to which a significant shareholder, Devlin DeFrancesco, is a paid advisor. The loan agreement is for $1,000,000 for one year, with a maturity date of February 20, 2027, paying interest monthly at an annualized rate of 15%. No principal payments have been received or are due until the maturity date. Through May 18, 2026, the Company has received $26,309 in interest payments.

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

11. Digital Assets

The Company’s digital asset holdings are comprised of the following at:

	March 31, 2026	June 30, 2025
Number of Dogecoin held	463,060,889	-
Digital assets carrying fair value	$42,741,907	$-
Digital assets cost basis	$110,516,144	$-
Unrealized loss on digital assets	$(67,774,236)	$-
Loss on digital assets	(39,282,595)	-
Change in fair value of digital assets	$(107,056,831)	-

For the three months ended March, 31, 2026, the company sold an aggregate of 200,000,000 units of Dogecoin for net proceeds of $18,368,360, and transferred 70,000,000 units in exchange for $6,788,908 of professional services, resulting in a loss of $39,282,595, which is included in Change in Fair Value of Digital Assets on the Financial Statements.

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

17. Net Loss Per Share

The following tables set forth the computation of basic and dilutive net loss per share of common stock:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Basic and Diluted Net Loss Per Share
Numerator
Allocation of undistributed loss	(37,264,986)	(809,354)	(154,993,036)	(2,670,469)
Denominator
Weighted average number of shares used in computation	216,012,859	8,370,273	212,256,389	8,164,342
Basic and diluted net loss per share	(0.17)	(0.10)	(0.73)	(0.33)

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

	Three Months Ended March 31, 2026			Nine Months Ended March 31, 2026
	CleanCore	Treasury	Consolidated	CleanCore	Treasury	Consolidated
Revenue	$543,694	-	$543,694	$2,520,540	-	2,520,540
Gross Profit	(419,259)	-	(419,259)	846,488	-	846,488
Loss from Operations	(1,770,386)	(17,209,483)	(18,979,869)	(22,383,133)	(25,529,302)	(47,912,435)
Net Loss	(3,842,776)	(33,422,210)	(37,264,986)	(24,551,079)	(130,441,957)	(154,993,036)
Total Assets	$11,646,468	$55,742,549	$67,389,018	$11,646,468	$55,742,549	$67,389,018

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

20. Subsequent Events

Digital Asset Activity

During the period between April 1, 2026 and May 18, 2026, the Company did not purchase or sell any units of Dogecoin.

As of May 18, 2026, the Company’s digital asset fair value is $50,451,410, representing an unrealized gain of $7,709,503 since March 31, 2026.

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

	Three Months Ended March 31,
	2026		2025
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$543,694	100.00%	$557,915	100.00%
Cost of sales	962,953	177.11%	246,783	44.23%
Gross profit (loss)	(419,259)	(77.11)%	311,132	55.77%
Operating expenses:
General and administrative expense	18,397,855	3,383.86%	968,264	173.55%
Advertising expense	101,175	18.61%	19,743	3.54%
Depreciation and amortization expense	61,580	11.33%	39,928	7.16%
Total operating expenses	18,560,610	3,413.80%	1,027,935	184.25%
Loss from operations	(18,979,869)	(3,490.91)%	(716,803)	(128.48)%
Other income (expense)
Interest income (expense), net	72,522	13.34%	(92,551)	16.59%
Change in fair value of digital assets	(18,356,437)	(3,376.24)%	-	-%
Foreign exchange loss	(1,202)	0.22%	-	-%
Total other income (expense)	(18,285,117)	(3,363.13)%	(92,551)	16.59%
Net loss	$(37,264,986)	(6,854.04)%	(809,354)	(145.07)%

Revenue. All of our revenue is generated by the CleanCore segment, which generates revenue from sales of our cleaning products. Our revenue decreased by $14,221, or 2.55%, to $543,694 for the three months ended March 31, 2026 from $557,915 for the three months ended March 31, 2025. The decrease is primarily due to lower sales in the US, offset by the addition of the Global entity.

Cost of sales. Our cost of sales consists of raw materials, components, labor, demo expenses and warranty reserves. Our cost of sales increased by $716,170, or 290.20%, to $962,953 for the three months ended March 31, 2026 from [$246,783 for the three months ended March 31, 2025. As a percentage of revenue, cost of sales was 177.11% and 44.23% for the three months ended March 31, 2026 and 2026, respectively. The increase is the result of revaluating our inventory reserves to reflect slow-moving and outdated product.

Gross profit. As a result of the foregoing, our gross profit decreased by $730,391 or (234.75)%, to a loss of $419,259 for the three months ended March 31, 2026 from a profit of $311,132 for the three months ended March 31, 2025. As a percentage of revenue, gross profit was (77.11)% and 55.77% for the three months ended March 31, 2026 and 2025, respectively.

General and administrative expenses. In the CleanCore segment, our general and administrative expenses consist primarily of personnel expenses, including employee salaries and bonuses plus related payroll taxes, stock based compensation expense, professional advisor fees, bad debts, rent expense, insurance and other expenses incurred in connection with general operations. In the Treasury segment, our general and administrative expenses consist primary of professional advisor fees, stock based compensation expense, insurance expense, and employee salaries and bonuses plus related payroll taxes. Our general and administrative expenses increased by $17,429,591, or 1,800.09%, to $18,397,855 for the three months ended March 31, 2026 from $968,264 for the three months ended March 31, 2025. As a percentage of revenue, our general and administrative expenses were 3,383.86% and 173.55% for the three months ended March 31, 2026 and 2025, respectively. This increase was primarily due to increases of $15,574,661 in professional and consulting fees, $863,085 in payroll and benefits related to an increase in headcount, $530,123 in stock compensation expense, and $438,962 in insurance. On a segmented basis, general and administrative expenses for the CleanCore and Treasury segments for the three months ended March 31, 2026 were $1,770,116 and $16,627,739, respectively.

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

Total other income (expense). We had $18,285,117 in total other expense, net, for the three months ended March 31, 2026, as compared to $92,551 for the three months ended March 31, 2025. Other expense, net, for the three months ended March 31, 2026 consisted of a decrease in fair value of digital assets held of $18,356,437, a foreign exchange loss of $1,202, offset by interest income, net, of $72,522, while other expense, net, for the three months ended March 31, 2025 consisted entirely of interest expense. The increase in change in fair value of digital assets is driven by the adoption of our digital asset treasury strategy and a decrease in the fair value of Dogecoin.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $37,264,986 for the three months ended March 31, 2026, as compared to a net loss of $809,354 for the three months ended March 31, 2025, an increase of $36,455,632, or 4,504.28%.

Comparison of Nine Months Ended March 31, 2026 and 2025

The following table sets forth key components of our results of operations for the nine months ended March 31, 2026 and 2025, both in dollars and as a percentage of our revenue.

	Nine Months Ended March 31,
	2026		2025
	Amount	% of Revenue	Amount	% of Revenue
Revenue, net	$2,520,540	100.00%	$1,180,083	100.00%
Cost of sales	1,674,052	66.42%	621,441	52.66%
Gross profit	846,488	33.58%	558,642	47.34%
Operating expenses:
General and administrative expense	48,332,382	1,917.54%	2,863,998	242.69%
Advertising expense	226,605	8.99%	72,515	6.14%
Depreciation and amortization expense	199,936	7.93%	119,678	10.14%
Total operating expenses	48,758,923	1,934.46%	3,056,191	258.98%
Loss from operations	(47,912,435)	(1,900.88)%	(2,497,549)	(211.64)%
Other income (expense)
Interest expense, net	(21,380)	0.85%	172,920	14.65%
Change in fair value of digital assets	(107,056,831)	(4,247.38)%	-	-
Foreign exchange loss	(2,390)	0.09%	-	-
Total other income (expense)	(107,080,601)	(4,248.32)%	172,920	14.65%
Net loss	$(154,993,036)	(6,149.20)%	$(2,670,469)	(226.30)%

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

General and administrative expenses. Our general and administrative expenses increased by $45,468,384, or 1,587.58%, to 48,332,382 for the nine months ended March 31, 2026 from $2,863,998 for the nine months ended March 31, 2025. As a percentage of revenue, our general and administrative expenses were 1,917.54% and 242.69% for the nine months ended March 31, 2026 and 2025, respectively. This increase was primarily due to increases of $34,237,296 in professional and consulting fees, $8,040,001 in stock compensation expense, $2,108,425 in payroll and benefits related to an increase in headcount, and $1,017,304 in insurance. On a segmented basis, general and administrative expenses for the CleanCore and Treasury segments for the nine months ended March 31, 2026 were $22,898,098 and $25,434,284, respectively.

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

Total other income (expense). We had $107,080,601 in total other expense, net, for the nine months ended March 31, 2026, as compared to $172,920 for the nine months ended March 31, 2025. Other expense, net, for the nine months ended March 31, 2026 consisted of a change in fair value of digital assets held of $107,056,831, interest expense, net, of $21,380, and a foreign exchange loss of $2,390, while other expense, net, for the nine months ended March 31, 2025 consisted entirely of interest expense. The increase in change in fair value of digital assets is driven by the adoption of our digital asset treasury strategy and a decrease in the fair value of Dogecoin.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $154,993,036 for the nine months ended March 31, 2026, as compared to a net loss of $2,670,469 for the nine months ended March 31, 2025, an increase in loss of $152,322,567, or 6,149.20%.

Liquidity and Capital Resources

Our company has incurred losses and negative cash flows from operations. From October 17, 2022 (the date of the acquisition) through March 31, 2026, we have financed our operations primarily through investor funding. As of March 31, 2026, we had cash and cash equivalents of $17,053,301, a net loss for the nine months ended March 31, 2026 of $154,993,036 and cash used in operating activities of $14,815,558.

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

Net cash used in operating activities was $14,815,558 for the nine months ended March 31, 2026, as compared to $2,234,206 for the nine months ended March 31, 2025. For the nine months ended March 31, 2026, our net loss of $154,993,036 and offset by a change in fair value of digital assets of $107,056,831, non-cash professional fees of $24,786,858 and stock-based compensation of $8,601,443, were the primary drivers of net cash used in operating activities. For the nine months ended March 31, 2025, our net loss of $2,670,469, offset by stock-based compensation of $561,767, were the primary drivers of net cash used in operating activities.

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

Date: May 18, 2026	CLEANCORE SOLUTIONS, INC.

/s/ Tyler Hassen
	Name:	Tyler Hassen
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ David Enholm
	Name:	David Enholm
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)