Form 10-K
period 2026-06-30
Zone Frontier Inc.
filed 2026-09-28
CIK 1956741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 001-42033

Zone Frontier Inc.
(Exact name of registrant as specified in its charter)

Nevada	88-4042082
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5718 Westheimer Road, Suite 1000, Houston, Texas	77057
(Address of principal executive offices)	(Zip Code)

(713) 352-3977
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ZONE	NYSE American LLC

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

As of December 31, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common stock held by non-affiliates (based upon the closing price as reported on NYSE American) was approximately $52.0 million. Shares held by each executive officer and director and by each person who owns 10% or more of the outstanding shares of common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of September 28, 2026, there were a total of 508,830,259 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2026 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The registrant’s definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Zone Frontier Inc. (formerly CleanCore Solutions, Inc.)

Annual Report on Form 10-K

Year Ended June 30, 2026

i

INTRODUCTORY NOTES

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “we,” “us,” “our” and “our company” refer to Zone Frontier Inc. (formerly CleanCore Solutions, Inc.), a Nevada corporation, and its wholly owned subsidiary CleanCore Global Limited, an Irish company, or CleanCore Global.

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

The forward-looking statements made in this report relate only to events or information as of the date on which the statements are made in this report. Except as expressly required by the federal securities laws, there is no undertaking to publicly update or revise any forward-looking statements, whether as a result of new information, future events, changed circumstances or any other reason. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

ii

PART I

ITEM 1.	BUSINESS.

Overview

Zone Frontier Inc., formerly CleanCore Solutions, Inc. (the “Company”, “we”, or “Zone”) is helping to build the critical infrastructure that powers the AI economy. We aim to meet the increasing demand for compute capacity, power, and digital infrastructure required by the world’s leading AI companies.

We specialize in providing powered land and state-of-the-art data center facilities, in conjunction with our development partners, with a goal to support over one gigawatt of computer power by 2030. With campuses being planned and developed across rural and industrial Texas and Minnesota, Zone intends to continue to steadily expand its project portfolio across the United States while diversifying its customer, development partner and supplier base over time. On June 8, 2026, the Company announced a new focus on building critical AI infrastructure across the United States, led by its new CEO Tyler Hassen, and plans to move away from its cleaning products business and Dogecoin treasury strategy.

During the twelve months ended June 30, 2026, the Company operated three Segments:

●	CleanCore, which specializes in the development and production of cleaning products that produce pure aqueous ozone using patented nanobubble technology that is highly effective in cleaning, sanitizing, and deodorizing surfaces and high-touch areas

●	Treasury, established on September 5, 2025 when the Company adopted a Digital Asset Trading strategy focused on Dogecoin as part of a $175 million private placement offering.

●	Critical AI Infrastructure, announced on June 8, 2026, focused on building data centers to meet the increasing compute needs of AI companies

The CleanCore segment specializes in the development and production of cleaning products that produce pure aqueous ozone for professional, industrial, or home use. We have patented nanobubble technology using aqueous ozone that we believe is highly effective in cleaning, sanitizing, and deodorizing surfaces and high-touch areas. Our mission is to become a leader in creating safe, clean spaces that are free from any chemical residue or skin irritants. We are currently expanding our distributor network, improving our production processes, and proving the effectiveness of our products in restaurants, airports, and hotels.

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

Our product offerings utilize patented technology that we believe produces an enhanced aqueous ozone solution that requires no additives, filters, or advanced chemicals. We believe that we are the only company that has an aqueous ozone solution that is produced in the form of nanobubbles. In a critical review from Environmental Science Nano (“Disinfection applications of ozone micro- and nanobubbles,” November 2, 2021) authors Petroula Seridou and Nicolas Kalogerakis explain that since its discovery in the 1990’s, nanobubbles have been used to remove pollutants in many industries, including biopharma and food processing. Nanobubbles are nanometer-sized (one billionth of a meter) gaseous cavities in a liquid solution. The common micro sized bubbles have larger diameters which causes them to rise quickly to the surface of an aqueous solution as compared to the smaller bubbles.

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

The Treasury segment started on September 5, 2025, when the Company adopted a digital asset treasury strategy focused on Dogecoin. Pursuant to an asset management agreement that the Company entered into with Dogecoin Ventures, Inc. (the “Asset Manager”) and 21Shares US LLC (“21Shares”), on September 5, 2025 (the “Asset Management Agreement”), the Company established a multiyear advisory and asset-management program with the Asset Manager (which is a wholly-owned subsidiary of House of Doge Inc., the commercial arm of the Dogecoin Foundation) and 21Shares to manage the Company’s treasury assets, which include available cash or digital assets placed in the Company’s account to be utilized for such purpose (the “Treasury Account”), as well as all investments thereof, proceeds of, income on and additions or accretions to the same, including all assets which are or were in the Treasury Account, but which are deployed in decentralized finance or similar blockchain transactions from time to time in accordance with the investment strategy described in the Asset Management Agreement (the “Treasury Assets”).

On June 8, 2026, the Company announced plans to sell or dispose substantially all assets of the cleaning products business, including the wholly owned Irish subsidiary, CleanCore Global Limited. The Company is in the process of selling this business unit but is not under binding contract with any party as of September 28, 2026. The segment did not meet the criteria as Held for Sale as of June 30, 2026 and is included in this Report.

On July 9, 2026, the Company announced its first data center project. Located in West Texas, and with development platform provider HST Technologies, Inc., the company’s plan projects the initial phase to supply 200-megawatts of critical IT utility load to tenants by early 2029, with initial revenue expected in the first half of the calendar year 2028 as part of a phased approach. The project has the potential to expand to more than 500-megawatts by 2030.

On July 20, 2026, substantially all Dogecoin assets were sold. The proceeds will be used to fund the Company’s AI strategy.

On July 29, 2026, the Company announced its second data center project, a 40-megawatt critical IT load campus located in Minnesota with a fully executed tenancy agreement with Cerebras Systems, a leading AI compute company. The site is currently under construction, and the Company expects to bring approximately at least 55-megawatts of utility power capacity and 40-megawatts of critical IT load fully online by the end of the second calendar quarter of 2027. Revenue is expected to steadily increase in the first half of 2027. The initial contract value is over $800 million dollars for a ten-year commitment with potential to reach over $3 billion dollars in aggregate revenue if two ten-year extension options are exercised by Cerebras.

On August 31, 2026, the Company changed its name from CleanCore Solutions Inc. to Zone Frontier Inc.

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

The predecessor of CleanCore LLC was CleanCore Technologies, LLC, which was formed in 2014 and was wholly owned by Center Ridge Holdings, LLC. CleanCore LLC was formed in 2019 by Burlington and Walker Water, LLC d/b/a O-Z Tech. In 2019, prior to the formation of CleanCore LLC, Center Ridge Holdings, LLC transferred substantially all of the assets of CleanCore Technologies, LLC to Burlington, which then transferred such assets to CleanCore LLC. TetraClean and Food Safety were created to focus on industrial and food safety, respectively. CleanCore LLC, TetraClean, and Food Safety were all under majority control by Burlington prior to the acquisition by CC Acquisition Corp. All discussions in this report regarding our business prior to the acquisition reflect the combined business of CleanCore LLC, TetraClean, and Food Safety, our predecessor companies. Prior to the acquisition, we had no operations other than operations relating to our incorporation and organization. On January 29, 2025, we established CleanCore Global as a wholly owned subsidiary in Ireland.

On February 21, 2025, CleanCore Global entered into an asset purchase agreement, which was amended on April 15, 2025, with Sanzonate Europe Ltd., an Irish incorporated company, or Sanzonate, and Sanzonate Global Inc., the majority stockholder of Sanzonate, pursuant to which on April 15, 2025 CleanCore Global acquired substantially all of the assets of Sanzonate used in the manufacturer and distribution of aqueous ozone products for an aggregate purchase price of $2,475,000, consisting of: (i) $425,000 in cash; (ii) the issuance of a promissory note in the principal amount of $800,000; and (iii) up to $1,250,000 in Earn-Out Payments (as defined below). As additional consideration, we issued to Sanzonate Global Inc. a five-year warrant to purchase 425,000 shares of our common stock at an exercise price of $1.25 per share.

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

As of the date of this report, CleanCore Global is our only subsidiary. On September 5, 2025, we adopted a digital asset treasury strategy focused on Dogecoin. Pursuant to an asset management agreement that we entered into with Dogecoin Ventures, Inc., or the Asset Manager, and 21Shares US LLC, or 21Shares, on September 5, 2025, or the Asset Management Agreement, we established a multiyear advisory and asset-management program with the Asset Manager (which is a wholly-owned subsidiary of House of Doge Inc., the commercial arm of the Dogecoin Foundation) and 21Shares to manage our treasury assets, which include available cash or digital assets placed in our account to be utilized for such purpose, or the Treasury Account, as well as all investments thereof, proceeds of, income on and additions or accretions to the same, including all assets which are or were in the Treasury Account, but which are deployed in decentralized finance or similar blockchain transactions from time to time in accordance with the investment strategy described in the Asset Management Agreement (which we refer to as the Treasury Assets). As of February 27, 2026, all asset management agreements have been terminated but the Company maintains a portfolio of Dogecoin. See Note 10 for more information.

On June 8, 2026, the Company announced plans to sell or dispose substantially all assets of the cleaning products business, including the wholly owned Irish subsidiary, CleanCore Global Inc. The Company is in the process of selling this business unit but is not under binding contract with any party as of September 28, 2026. The segment did not meet the criteria as Held for Sale as of June 30, 2026 and is included in this Report.

On June 8, 2026, the Company also announced a new focus on building AI Critical Infrastructure and plans to dispose of the Cleaning Products business and digital asset treasury strategy. On July 9, 2026, the Company closed on its first data center campus, located in West Texas. On July 23, 2026, a second campus acquisition, located in Minnesota, was completed.

On August 31, 2026, the Company changed its name from CleanCore Solutions Inc. to Zone Frontier Inc.

Products, Raw Materials, and Suppliers

We build and manage data centers to power the AI economy. We specialize in bringing powered land and state-of-the-art data center facilities, in conjunction with development partners, to support the growing need for compute to power the next generation of Artificial Intelligence. During the twelve months ended June 30, 2026, we did not purchase any products or materials for the AI segment.

The Company’s Cleaning Products business, offers products and solutions marketed for janitorial and sanitation, ice machine cleaning, laundry, and industrial industries using patented aqueous ozone technology, that consist of wall-mounted and mobile units. The products, components, and raw materials were sourced and assembled both domestically and overseas, and shipped from our facilities in Omaha, Nebraska and Dublin, Ireland. While the Cleaning Products business uses a variety of vendors, it sources many of its finished products from one vendor. The Company had a contingency plan in place to use other vendors, if necessary, which could result in production delays.

The Company implemented strict quality control and inventory control systems and the manufacturing operations were designed to allow low-cost production of a wide variety of products of different quantities, physical sizes and packaging formats.

The Treasury segment did not purchase any products or raw materials from suppliers in the twelve months ended June 30, 2026.

Sales, Marketing, and Customers

The Company markets itself to prospective tenants of its data centers through referrals and its website, in conjunction with targeted outreach and public relations campaigns. The Minnesota campus is leased exclusively to one customer, Cerebras, in a binding ten year contract with the option for two addition ten-year renewal periods. For other and future data center campuses, we may lease to one or more tenants. The Company also markets itself to powered landowners and developers using its website.

The Cleaning Products business sold most of its products through distributors and directly to end customers. For the year ended June 30, 2026, two customers accounted for 27% and 16% of revenue, respectively, and two customers accounted for 18% and 16% of all accounts receivable at June 30, 2026. For the year ended June 30, 2025, two customers, accounted for 42% and 17% of revenue, and one customer accounted for 47% of all accounts receivable at June 30, 2025.

The Treasury segment’s assets were bought and sold on public exchanges and it did not enter into any direct sales to customers in the twelve months ended June 30, 2026.

The loss of any major customer could have a material adverse effect on our results of operations. See Item 1A “Risk Factors—Risks Related to Our Business and Industry—Our major customers account for a significant portion of our revenue and the loss of any major customer could have a material adverse effect on our results of operations.”

Competition

The AI Critical Infrastructure industry is evolving rapidly with many new competitors entering the market, in addition to several very large and well capitalized established data center operators. Our competitors include many established BTC mining operators that are converting large power footprints into AI data centers. Our ability to compete in the market is dependent upon finding suitable land and power, long-term tenants, availability of key equipment, increasing demand for compute, adequate funding, public sentiment, and government regulation.

The janitorial services industry is highly competitive and has many established, large and small global competitors. We compete against a wide range of cleaning-focused businesses, some of which may be larger, have larger customer bases, greater brand recognition and operating histories, a dominant or more secure position, broader geographic scope, volume, scale, resources, and more market share than we do, or offer products and services we did not offer. Other competitors are smaller, younger, companies that may be more agile in responding quickly to new products or changes in the market. The Company is in the process of selling this business unit but is not under binding contract with any party as of September 28, 2026. The crypto currency market is highly competitive and subject to volatility relating to changing investor sentiment, government regulation, and payment acceptance by the broader community. The Company exited this strategy on July 20, 2026.

Competitive Strengths

We believe that the following competitive strengths contribute to our success and differentiate us from our competitors:

●	Contracted anchor tenant at our flagship project. Our Minnesota project is supported by a multi-year colocation agreement with Cerebras Systems, a leading AI compute company with a growing deployment footprint. Securing a creditworthy tenant prior to construction reduces speculative development risk and anchors project-level financing. We believe our ability to attract and retain high-quality tenants is central to the success of our AI infrastructure business.

●	$100 million equity commitment. In August 2026, we raised $100 million through a public offering of common stock and warrants to fund our equity commitment to the Minnesota project.

●	Power-first site strategy in rural and industrial markets. We target sites where power availability, interconnection timing, and permitting favor speed to market, rather than competing for constrained capacity in established data center hubs. Our Minnesota site benefits from existing power capacity, which we believe shortens our path to delivery. We are evaluating additional sites in Texas, North Dakota, and other states.

●	Aligned development partners with local execution experience. We develop projects with experienced data center developers and operators under structures that tie partner compensation to on-time, on-budget delivery, and that provide us with opportunities to partner on future projects. Our Minnesota partner has a multi-year operating history in the local market, including established relationships with utilities, municipal authorities, and contractors.

●	Management team with capital allocation and multi-sector operating experience. Our leadership has experience in energy, infrastructure, industrial manufacturing, and government service, which we believe enables disciplined capital allocation and efficient deployment of invested capital into revenue-generating projects.

●	Public-company platform. As an NYSE American-listed company, we have access to public equity and debt capital markets and the ability to use our equity as currency for future site acquisitions and partnerships.

Growth Strategies

The key elements of our strategy to grow our business include:

●	Deliver our flagship Minnesota project on schedule. Our 40-megawatt Minnesota project is under construction and is expected to be delivered in phases beginning in the first calendar quarter of 2027, with revenue commencing upon customer acceptance of each phase. Successful delivery of this project is our near-term priority and is intended to establish our operating track record, our relationship with our anchor tenant, and our access to project-level debt financing.

●	Expand our pipeline of power-enabled sites. We are evaluating additional data center campus opportunities in Texas, North Dakota, and other states, prioritizing sites with available or near-term power capacity, favorable interconnection timelines, and constructive permitting environments. We intend to advance the most attractive of these sites toward development as tenant demand and capital availability permit.

●	Grow with our tenants. We seek to structure customer agreements with expansion rights and to develop sites with capacity for additional phases, so that we can grow our contracted capacity with existing tenants.

●	Scale through development partnerships. We partner with established developers and operators with technical teams and local market expertise. This allows us to enter new markets and pursue multiple projects concurrently while retaining a lean organization, and to align partner economics with project delivery. We intend to pursue additional projects with existing partners and to add partners in new geographies.

●	Finance future projects at the asset level. We intend to fund future projects through a combination of project-level equity, project-level debt, corporate equity, and, where available, customer-funded milestone payments, with the goal of reducing our corporate equity contribution per project and increasing the number of projects we can develop with a given capital base.

Research and Development

For the Cleaning business, we conduct research and development into specific product applications across our core janitorial and sanitation product line, specifically aligning our direct sales and support strategy by evolving the existing product lines to capture new “real time” testing evaluations.

Previously, we conducted an adenosine triphosphate study on the Clemson University Core buildings to determine the cleaning effect of aqueous ozone and our products.

Intellectual Property

As of June 30, 2026, we held 15 patents, including 10 in the United States, 1 in Mexico and 4 in Canada. These patents covered the functions of our products that allow our machines to produce the ozone in the form of nanobubbles. Each of our United States patents are utility patents, and were owned by us. We did not license any patents.

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

To protect our intellectual property, we rely on a combination of laws and regulations, as well as contractual restrictions. We relied on Federal patent laws to protect our intellectual property, including our patented technology. We also relied on the protection of laws regarding unregistered copyrights for certain content we created and trade secret laws to protect our proprietary technology. To further protect our intellectual property, we entered into confidentiality agreements with our executive officers and directors.

Employees

We seek to attract and retain quality employees.

As of June 30, 2026, we had 18 full time employees, 16 of whom were in the United States and 2 of whom were in Ireland. Sixteen employees were assigned to the Cleaning business, 2 to the AI business, and none to the Treasury business. None of our employees are represented by labor unions, and we believe that we have an excellent relationship with our employees.

Government Regulation

The artificial intelligence and data center industry is rapidly evolving, and we may be subject to future regulations at the federal, state, and local level. We believe we are in compliance with all government regulations as of June 30, 2026.

The cleaning business is subject to regulation by multiple U.S. government agencies, including the EPA. Our EPA registration establishment number was 090379-NE-001.We were also subject to regulation by the U.S. Food and Drug Administration, or the FDA, for the use of ozone for water treatment as well as its use as an antimicrobial agent for the treatment, storage, and processing of foods.

The application, interpretation, and enforcement of U.S. and foreign laws and regulations are often uncertain, particularly in the rapidly evolving industry in which we operate and may be interpreted and applied inconsistently from country to country and inconsistently with our current policies and practices. Any existing or new legislation applicable to our operations could expose us to substantial liability, including significant expenses necessary to comply with such laws and regulations, to respond to regulatory inquiries or investigations, and to defend individual or class litigation. These events could dampen growth in the use of the internet in general and cause us to divert significant resources and funds to addressing these issues, and possibly require us to change our business practices.

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

We have generated losses since inception and have relied on cash on-hand, sales of securities, proceeds from our initial public offering, external bank lines of credit, and issuance of third-party and related party debt to support our operations. For the year ended June 30, 2026, we generated an operating loss of $57,978,720 and a net loss of $174,160,864. The revenue and income potential of our business and market are unproven. This makes an evaluation of our company and its prospects difficult and highly speculative. There can be no assurances that we will be able to construct our data centers on a timely and cost effective basis, that we will be able to generate any increase in revenues, that we will have adequate financing or resources to continue operating our business and to provide services to customers, that we will earn a profit, that we can raise sufficient capital to support operations by attaining profitability, or that we can satisfy future liabilities.

Our auditors have issued a going concern opinion on our audited consolidated financial statements.

The report of our independent registered public accounting firm that accompanies our consolidated financial statements for the year ended June 30, 2026 contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on the financial statements at that time. We have generated losses since inception and have relied on cash on-hand, sales of securities, proceeds from our initial public offering, external bank lines of credit, and issuance of third-party and related party debt to support cashflow from operations. As of June 30, 2026, we had cash of $15,435,213, a net loss of $174,160,864, working capital of $17,828,233, and cash used in operating activities of $18,157,390. Management believes that currently available resources may not be sufficient to fund our planned expenditures over the next 12 months. These factors, individually and collectively, indicate that a material uncertainty exists that raises substantial doubt about our company’s ability to continue as a going concern for 12 months from the balance sheet date as of June 30, 2026.

We will be dependent upon the raising of additional capital through equity and/or debt financing in order to implement our business plan and generate sufficient revenue in excess of costs. If we raise additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of common stock. If we raise additional funds by issuing debt, we may be subject to limitations on its operations, through debt covenants or other restrictions. There is no assurance that we will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on our financial condition. The accompanying consolidated financial statements have been prepared on a going concern basis under which our company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business and do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment our company.

We will require additional financing to accomplish our business strategy.

We require substantial capital to fund our business development plans. We anticipate the possibility of having to raise additional funds in order to achieve our plans and accomplish our longer-term business strategy. These additional funds likely will be raised through the issuance of our securities in debt and/or equity financings. If we are unable to raise these additional funds on terms acceptable to us, we will be required to limit our expenditures for continuing our product development activities, or find alternatives to fund our business on terms that are not as favorable to us. Any such actions would impair our product development and expansion plans, reduce potential revenues, and adversely affect the value of our company.

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

The market for data centers is a rapidly changing market, characterized by changing technologies, high capital needs, the introduction of new competitors, evolving industry standards, and changing and diverse regulatory environments. Our inability to anticipate these changes and adapt our business and offerings could undermine our business strategy and impact our expected revenue growth and profitability over the next several years.

We expect one major customer to account for all our revenue and the loss of that customer could have a material adverse effect on our results of operations.

For the year ended June 30, 2026, two customers accounted for 27% and 16% of revenue, and two customers that accounted for 18% and 16% of all accounts receivable at June 30, 2026. For the year ended June 30, 2025, two customers accounted for 42% and 17% of revenue, and one customer accounted for 47% of all accounts receivable at June 30, 2025.

For the AI Critical Infrastructure segment, our flagship Minnesota data center has already been fully leased out to one customer on a ten-year term, with two ten-year renewal period options. Our results of operations and ability to service our debt obligations would also be impacted negatively to the extent that this customer is unable to make payments to us or does not make timely payments on outstanding accounts receivable.

We depend on a limited number of third parties to supply key equipment, raw materials, and labor to us to build our data centers, and the failure to obtain a sufficient supply of these inputs in a timely fashion and at reasonable costs could significantly delay our delivery of services. These inputs could also increase in price, reducing the expected profitability.

Equipment used to build and operate data centers can be highly customized, expensive, require long lead times, and available from a small number of vendors, for which there can be high demand. Failure to secure critical equipment could result in delays or inability to generate revenue.

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

For the AI Critical Infrastructure business, all our suppliers are domestic and we are not aware of any material exposure to raw materials, components, or finished goods that could be subject to tariffs.

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

We rely on utility inputs from a variety of sources to power our data centers. If our fulfillment operations are interrupted for any significant period or are not sufficient to accommodate our facilities, our sales could decline, and our reputation could be harmed.

Our data centers receive power from grid providers, renewable sources, and backup generators. If we do not successfully provide adequate power capabilities, our sales could decline. Our data centers also require significant water resources. If we are not able to source adequate water for use in our data centers, that could impact compute capacity and our sales could decline.

In addition, our data centers and computer systems are susceptible to damage or interruption from weather, human error, pandemics, fire, flood, power loss, telecommunications failures, hackings, terrorist attacks, acts of war, break-ins, earthquakes and similar events. We maintain back-up power systems but they may not be sufficient, depending on the duration of interruption. We do not presently have a formal disaster recovery plan and our business interruption insurance may be insufficient to compensate us for losses that may occur in the event operations at our data centers are interrupted. In addition, alternative arrangements may not be available, or if they are available, may increase the cost of fulfillment. Any interruptions in our operations for any significant period of time, including interruptions resulting from the expansion of our existing facilities or the transfer of operations to a new facility, could damage our reputation and brand and substantially harm our business and results of operations.

Security threats, such as ransomware attacks, to our IT infrastructure could expose us to liability, and damage our reputation and business.

It is essential to our business strategy that our technology and network infrastructure remain secure and is perceived by our customers to be secure. Despite security measures, however, any network infrastructure may be vulnerable to cyber-attacks. Information security risks have significantly increased in recent years in part due to the proliferation of new technologies and the increased sophistication and activities of organized crime, hackers, terrorists and other external parties, including foreign private parties and state actors. We may face cyber-attacks that attempt to penetrate our network security, including our data centers, to sabotage or otherwise disable our website, misappropriate our or our customers’ proprietary information, which may include personally identifiable information, or cause interruptions of our internal systems and services. If successful, any of these attacks could negatively affect our reputation, damage our network infrastructure and our ability to sell our services, harm our relationship with customers that are affected and expose us to financial liability.

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

We face significant competition.

We believe that our success will depend heavily upon attracting and retaining tenants. Current and new competitors, however, may be able to develop and introduce better or more desirable facilities in advance of us or at a lower cost. In addition, some of our current and potential competitors have longer and/or more established operating histories, greater industry experience, greater name recognition, established customer bases, and significantly greater financial, technical, marketing, and other resources than we do. To be competitive, we must respond promptly and effectively to the challenges of technological change, evolving standards and regulations, and our competitors’ innovations. Increased competition could result in a decrease in the desirability of our services, a decrease in the use of our services by customers, loss of market share and brand recognition, and a reduction in the projected revenues from our services. We cannot assure you that we will be able to compete successfully against current and future competitors. Competitive pressures faced by us could have a material adverse effect on our business, operating results and financial condition.

We could be subject to litigation, including for businesses the Company no longer operates.

The Cleaning business is being marketed for sale as of September 28, 2026 and the Treasury business was exited on July 20, 2026 but the Company could still be liable for claims made related to these strategies.

Product liability claims are common. Even though we have not been subject to such claims in the past, we could be a named defendant in a lawsuit alleging product liability claims including, but not limited to, defects in the design, manufacture or labeling of our aqueous ozone products and machines.

Any litigation, regardless of its merit or eventual outcome, could result in significant legal costs and high damage awards or settlements. Although we currently maintain insurance, the coverage is subject to deductibles and limitations, and may not be adequate to cover future claims. Additionally, we may be unable to maintain our existing liability insurance in the future at satisfactory rates or at adequate amounts.

The loss of key personnel, an inability to attract and retain additional personnel or difficulties in the integration of new members of our management team into our company could affect our ability to successfully grow our business.

Our future success depends in large part upon the continued service of the members of our executive management team and key employees, including our Chief Executive Officer, Tyler Hassen. All members of our executive management team are subject to employment agreements. In addition, our success also depends on our ability to attract and retain qualified technical, financial and accounting, legal and other managerial personnel. The competition for skilled personnel in the industries in which we operate is intense. Our personnel generally may terminate their employment at any time for any reason. We may incur significant costs to attract and retain highly skilled personnel, and we may lose new employees to our competitors before we realize the benefit of our investment in recruiting them. If we fail to attract new personnel or if we suffer increases in costs or business operations interruptions as a result of a labor dispute, or fail to retain and motivate our current personnel, we might not be able to operate our business effectively or efficiently, serve our users properly or maintain the quality of our content and services.

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

We have identified material weaknesses in our internal control over financial reporting. If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results and prevent fraud. As a result, current and potential stockholders could lose confidence in our financial statements, which would harm the trading price of our common stock.

Companies that file reports with the Securities and Exchange Commission, or the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404. SOX 404 requires management to establish and maintain a system of internal control over financial reporting and annual reports on Form 10-K filed under the Securities Exchange Act of 1934, as amended, or the Exchange Act, to contain a report from management assessing the effectiveness of a company’s internal control over financial reporting. Separately, under SOX 404, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, public companies that are large accelerated filers or accelerated filers must include in their annual reports on Form 10-K an attestation report of their regular auditors attesting to and reporting on management’s assessment of internal control over financial reporting. Non-accelerated filers and smaller reporting companies, like us, are not required to include an attestation report of their auditors in annual reports.

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

During its evaluation of the effectiveness of internal control over financial reporting as of June 30, 2026, management identified material weaknesses as described under Item 9A. “Controls and Procedures.” We are undertaking remedial measures, which measures will take time to implement and test, to address these material weaknesses. There can be no assurance that such measures will be sufficient to remedy the material weaknesses identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.

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

Risks Related to Ownership of Our Common Stock

On October 13, 2025, the Company filed Amended and Restated Articles of Incorporation which (i) removed the dual class structure of the Company’s common stock and (ii) increased the number of shares of common stock that the Company is authorized to issue to 6,942,000,000 shares. Accordingly, as of June 30, 2026, the Company’s authorized capital stock consists of 6,942,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of “blank check” preferred stock, par value $0.0001 per share. In connection with this change, all shares of the Company’s class B common stock were reclassified as common stock. Accordingly, all references herein to “common stock” issued prior to October 13, 2025 are to the Company’s prior class B common stock.

We may not be able to maintain a listing of our common stock on NYSE American.

We must meet certain financial and liquidity criteria to maintain the listing of our common stock on NYSE American. If we fail to meet any of NYSE American’s continued listing standards or we violate NYSE American listing requirements, our common stock may be delisted. In addition, our board of directors may determine that the cost of maintaining our listing on a national securities exchange outweighs the benefits of such a listing. A delisting of our common stock from NYSE American may materially impair our stockholders’ ability to buy and sell our common stock and could have an adverse effect on the market price of, and the efficiency of the trading market for, our common stock. The delisting of our common stock could significantly impair our ability to raise capital and the value of your investment.

The market price of our stock may be highly volatile, and you could lose all or part of your investment.

The market for our common stock may be characterized by significant price volatility when compared to the shares of larger, more established companies that have large public floats, and we expect that our stock price will be more volatile than the shares of such larger, more established companies for the indefinite future. The stock market in general has recently been highly volatile. We may also experience such volatility, which may be unrelated to our actual or expected operating performance and financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our common stock.

The market price of our common stock is likely to be volatile due to a number of factors. First, as noted above, our common stock is likely to be more sporadically and thinly traded compared to the shares of such larger, more established companies. The price for our common stock could, for example, decline precipitously in the event that a large number of shares are sold on the market without commensurate demand. Furthermore, we are a speculative or “risky” investment due to our lack of profits to date. As a consequence of this enhanced risk, more risk-adverse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a larger, more established company that has a large public float. Many of the foregoing factors are beyond our control and may decrease the market price of our common stock regardless of our operating performance. The market price of our common stock could also be subject to wide fluctuations in response to a broad and diverse range of factors, including the following:

●	actual or anticipated variations in our periodic operating results;

●	increases in market interest rates that lead investors of our common stock to demand a higher investment return;

●	changes in earnings estimates;

●	changes in market valuations of similar companies;

●	actions or announcements by our competitors;

●	adverse market reaction to any increased indebtedness we may incur in the future;

●	additions or departures of key personnel;

●	actions by stockholders;

●	speculation in the media, online forums, or investment community; and

●	our ability to maintain the listing of our common stock on NYSE American.

Volatility in the market price of our common stock may prevent investors from being able to sell their common stock at or above the price at which they purchased it. As a result, you may suffer a loss on your investment.

We do not expect to declare or pay dividends in the foreseeable future.

We do not expect to declare or pay dividends in the foreseeable future, as we anticipate that we will invest future earnings in the development and growth of our business. Therefore, holders of our common stock will not receive any return on their investment unless they sell their shares, and holders may be unable to sell their shares on favorable terms or at all.

Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock could cause the market price of our common stock to decline and would result in the dilution of your holdings.

Future issuances of our common stock or securities convertible into, or exercisable or exchangeable for, our common stock could cause the market price of our common stock to decline. We cannot predict the effect, if any, of future issuances of our securities on the price of our common stock. In all events, future issuances of our common stock would result in the dilution of your holdings. In addition, the perception that new issuances of our securities could occur could adversely affect the market price of our common stock.

Future issuances by Zone of debt securities, which would rank senior to our common stock upon our bankruptcy or liquidation, and future issuances of preferred stock, which could rank senior to our common stock for the purposes of dividends and liquidating distributions, may adversely affect the level of return you may be able to achieve from an investment in our common stock. Project level debt financing may be issued with different seniority than Zone issued debt securities and may not be subject to the same distributions.

In the future, we may attempt to increase our capital resources by offering debt securities. Upon bankruptcy or liquidation, holders of our debt securities, and lenders with respect to other borrowings we may make, would receive distributions of our available assets prior to any distributions being made to holders of our common stock. Because our decision to issue debt in any future offering, or borrow money from lenders, will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any such future offerings or borrowings. Holders of our common stock must bear the risk that any future offerings we conduct or borrowings we make may adversely affect the level of return, if any, they may be able to achieve from an investment in our common stock.

If securities industry analysts do not publish research reports on us, or publish unfavorable reports on us, then the market price and market trading volume of our common stock could be negatively affected.

The trading market for our common stock may be influenced in part by any research reports that securities industry analysts publish about us. We do not currently have and may never obtain research coverage by securities industry analysts. If no securities industry analysts commence coverage of us, the market price and market trading volume of our common stock could be negatively affected. In the event we are covered by analysts, and one or more of such analysts downgrade our securities, or otherwise reports on us unfavorably, or discontinues coverage of us, the market price and market trading volume of our common stock could be negatively affected.

If our shares of common stock become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on NYSE American or another national securities exchange and if the price of our common stock is less than $5.00, our common stock could be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

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

Because we are subject to ongoing public reporting requirements that are less rigorous than Exchange Act rules for companies that are not emerging growth companies, our stockholders could receive less information than they might expect to receive from more mature public companies. We cannot predict if investors will find our common stock less attractive if we elect to rely on these exemptions, or if taking advantage of these exemptions would result in less active trading or more volatility in the price of our common stock.

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

As a smaller reporting company, we are not required and may not include a compensation discussion and analysis section in our proxy statements, and we provide only two years of financial statements. We also have other “scaled” disclosure requirements that are less comprehensive than issuers that are not smaller reporting companies which could make our common stock less attractive to potential investors, which could make it more difficult for our stockholders to sell their shares.

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

Risks Relating to our AI Critical Infrastructure Business

Our AI Critical Infrastructure Business is at an early stage and subject to significant risks, and we may be unable to implement it successfully.

Our AI Critical Infrastructure Business is at an early stage of development. On July 9, 2026, we closed on our first data center campus, located in West Texas, with development platform provider HST Technologies, Inc. On July 23, 2026, we completed the acquisition of a second campus located in Minnesota, which is currently under construction and is subject to a fully executed 10-year tenancy agreement with Cerebras Systems, a leading AI compute company. Although we have entered into these binding agreements and commenced construction activities, we have not yet generated any revenue from this business, and the AI Critical Infrastructure Business is subject to significant risks. Because our strategy is evolving, we are required to make significant assumptions regarding market conditions, customer demand, competition, capital availability, utilization, operating costs, technological developments, regulatory requirements and other factors, and these assumptions may prove to be incorrect. We may fail to develop a viable operating model, generate revenue, achieve profitability or create stockholder value. If we are unable to execute this business plan successfully, or if our assumptions prove incorrect or our strategy changes materially, our business, financial condition, results of operations and prospects could be materially and adversely affected, and the value of our common stock could decline substantially.

We have limited operating history in the AI critical infrastructure or data center industry, and there can be no assurance that we will be able to successfully operate our data center campuses or consummate additional transactions related to our AI Critical Infrastructure Business.

We have historically operated as a cleaning products company and, more recently, as a digital asset treasury company. We have limited experience in the development, acquisition, construction, or operation of data centers or computing infrastructure. Although we have entered into binding agreements for two data center campuses and a 10-year tenancy agreement with Cerebras Systems for our Minnesota campus, we have limited operating history in this industry and there can be no assurance that we will be able to successfully develop, construct and operate our data center facilities or identify and consummate additional transactions on commercially acceptable terms, or at all. The data center and AI critical infrastructure market is highly competitive, and established operators, hyperscale cloud providers, and well-capitalized new entrants may have significant advantages over us, including greater financial resources, existing relationships, technical expertise and established track records. We may be unable to compete effectively for available sites, power capacity, equipment or customers, or to complete the necessary due diligence, obtain financing, negotiate acceptable terms, obtain regulatory approvals or permits, or close transactions in a timely manner, or at all. If we are unable to successfully operate our existing campuses or consummate additional transactions related to our AI Critical Infrastructure Business, we may have expended significant time, capital and management resources without generating any return.

The AI Critical Infrastructure Business requires specialized technical, operational, commercial and financial expertise that we may be unable to attract, retain or develop, and our current management team and personnel have limited or no experience in this business.

The successful implementation of our anticipated strategy will depend on our ability to recruit, retain and manage personnel with specialized expertise in areas such as data center design, construction and operations, power procurement and management, cooling systems, high-performance computing, network architecture, enterprise sales, leasing and cybersecurity. Our management team has historically operated a cleaning products business, and more recently, a digital asset treasury strategy focused on Dogecoin. We may have limited or no institutional knowledge in the computing infrastructure industry. Such personnel are in high demand and may command compensation significantly greater than we have historically paid. If we are unable to develop or acquire the necessary capabilities in a timely or cost-effective manner, or if key personnel depart, our ability to execute our strategy could be materially impaired.

Our management team must manage the demands of operating multiple distinct businesses during our strategic transition, which may strain our limited resources and impair our ability to execute any of our business strategies effectively.

Our management team is currently responsible for operating our legacy cleaning products business and our digital asset treasury strategy, while simultaneously investigating and developing our anticipated AI Critical Infrastructure Business. These responsibilities span three fundamentally different industries and require significant time and attention, which may divert management attention and resources from any particular business line and may impair our ability to make timely and effective operational and strategic decisions. We are a small company with limited personnel and financial resources, and the simultaneous pursuit of multiple strategic objectives may exceed our organizational capacity. If our management team is unable to manage these competing priorities successfully, our business, financial condition, results of operations and prospects could be materially adversely affected.

Demand for AI-related or high-performance computing infrastructure may not grow as expected, may be satisfied by competitors, or may prove to be temporary, and our anticipated AI Critical Infrastructure Business may not succeed.

Our anticipated AI Critical Infrastructure Business is predicated on the assumption that demand for data center capacity and computing infrastructure will continue to grow, driven by the proliferation of large language models, generative AI applications, enterprise AI adoption, cloud computing workloads and other compute-intensive applications. However, demand for AI-related computing infrastructure may not grow as expected, may grow more slowly than anticipated, may become concentrated in the hands of a small number of large incumbents, or may be satisfied through technologies, business models or providers that do not benefit us. Customers may prefer to procure computing capacity from hyperscale cloud providers, vertically integrated platforms, strategic partners or operators with established technical, operational and financing capabilities, rather than from a company with no operating history in this industry. In addition, current market enthusiasm for AI critical infrastructure may reflect speculative activity, temporary shortages, unusually strong capital spending by a limited number of participants, or expectations that are not sustained. If market enthusiasm proves temporary, if capital investment in this sector declines, if AI workloads become less infrastructure-intensive than expected, or if demand for our anticipated offerings does not materialize, our strategy may not succeed and we could lose all or a substantial portion of the capital we invest in this business.

We may be unable to secure adequate power supply, which is critical to data center operations, and power costs and availability may adversely affect our anticipated AI Critical Infrastructure Business.

Data center operations require significant and reliable power supply. The availability of power at commercially reasonable prices is a critical factor in the site selection, development and operation of data center facilities. In many markets, power supply is constrained, and demand from data centers and other large-scale energy consumers is increasing competition for available power capacity. We may be unable to secure adequate power supply on acceptable terms or at all for any data center facilities we may seek to develop or acquire. In addition, power costs may be volatile and may increase significantly due to changes in energy markets, regulatory requirements, transmission and distribution charges, carbon pricing, renewable energy mandates and other factors. Power outages, grid instability, curtailment requirements or force majeure events could disrupt data center operations and damage computing equipment, resulting in service interruptions, customer losses, liability and reputational harm. If we are unable to secure reliable, cost-effective power supply, our anticipated AI Critical Infrastructure Business may not be viable or competitive.

The AI critical infrastructure and data center industry is subject to extensive regulation, and changes in law or regulation could materially adversely affect our anticipated business.

The development, construction and operation of data center facilities are subject to a broad range of federal, state and local laws and regulations, including zoning and land use requirements, building codes, environmental regulations, energy efficiency standards, water usage restrictions, noise ordinances, fire safety requirements, telecommunications regulations and tax laws. Compliance with these requirements may be costly and time-consuming, and we may be unable to obtain necessary permits, approvals or variances in a timely manner, or at all. Changes in applicable laws or regulations, including new or more stringent environmental requirements, energy consumption limitations, data privacy laws or export controls and tariffs, could increase our compliance costs, restrict our ability to develop or operate data center facilities, reduce the economic viability of particular sites or projects, or otherwise adversely affect our anticipated AI Critical Infrastructure Business. In addition, there is increasing public and regulatory scrutiny of the energy consumption and environmental impact of data centers, and government authorities may impose restrictions, taxes, or requirements on data center operations that could increase our costs or limit our ability to operate.

If we are unable to enter into additional profitable leases, hosting agreements, colocation arrangements or other monetization structures, or if our existing arrangements do not perform as expected, the AI Critical Infrastructure Business may fail.

Our strategy contemplates the monetization of data center assets and computing infrastructure through one or more transaction structures, including colocation arrangements, build-to-suit agreements, powered shell leases, hosting agreements and other monetization structures. We have entered into a 10-year colocation agreement with Cerebras Systems for our Minnesota campus, with potential for two 10-year extension options. However, there can be no assurance that this arrangement will be profitable or perform as expected, or that we will be able to identify additional counterparties willing to enter into such arrangements on commercially acceptable terms or at all. Even if such arrangements are entered into, they may not be profitable, may involve significant risk allocation in favor of the counterparty, may require substantial customization or negotiation and may expose us to operational, legal, tax, accounting and credit risks. If we are unable to structure and consummate attractive monetization transactions, any data center assets we acquire or develop may remain underutilized or idle, our returns may be materially impaired and our business may not be successful.

Technology in the AI critical infrastructure industry evolves rapidly, and our anticipated investments could become obsolete or less competitive.

The computing infrastructure industry is characterized by rapid technological change, including advancements in GPU architecture, server design, cooling technologies, networking equipment, power management systems and software-defined infrastructure. Technologies, configurations and specifications that are current today may become obsolete, less efficient, or less competitive in a relatively short period of time. If we invest significant capital in data center infrastructure or computing equipment that becomes technologically obsolete or is superseded by newer, more efficient or more cost-effective alternatives, we may be unable to realize acceptable returns on our investments and may be required to record significant impairment charges. In addition, our potential customers may require specific or cutting-edge technology configurations that we are unable to provide, which could limit our ability to attract or retain customers.

Our anticipated AI Critical Infrastructure Business may be affected by export controls, tariffs, sanctions and trade restrictions that could limit our ability to acquire necessary equipment or serve certain customers.

The acquisition and deployment of computing infrastructure, including GPUs, servers, networking equipment and related components, may be subject to export controls, tariffs, sanctions, trade restrictions and other governmental regulations that could limit our ability to procure necessary equipment, increase our costs, restrict our customer base or otherwise adversely affect our anticipated business. Changes in trade policy, including the imposition of new tariffs, export restrictions or sanctions, could materially increase the cost of computing equipment, delay procurement timelines or make certain equipment unavailable. Any such developments could materially adversely affect our ability to develop and operate our anticipated AI Critical Infrastructure Business.

Our disclosures regarding our anticipated AI Critical Infrastructure Business necessarily involve substantial estimates and assumptions and may become inaccurate or incomplete as circumstances evolve.

Because our anticipated AI Critical Infrastructure Business is at a very early stage, our public disclosures regarding the business, opportunities, risks, economics, financing needs, market demand, asset acquisition plans, monetization strategies and expected results necessarily depend on estimates, expectations and assumptions that may prove to be incomplete, inaccurate or subject to rapid change. In many cases, we may have only limited operating experience or third-party information on which to base such judgments. As a result, subsequent developments may differ materially from what is described in our public filings. Investors should not rely on our current disclosures regarding the anticipated AI Critical Infrastructure Business as indicative of future results. If our assumptions prove incorrect, if we are unable to execute our strategy, or if material information becomes available that changes our assessment of the opportunity, we may need to revise our strategy, disclosures and projections, which could adversely affect investor confidence and the trading price of our common stock.

We may need to build entirely new systems, financial reporting, disclosure, accounting, operational and internal control systems to support the anticipated AI Critical Infrastructure Business, which will be costly, time-consuming and may not be successful.

Our existing financial reporting, disclosure controls, accounting systems, internal controls over financial reporting, and operational processes have been developed to support a cleaning products business and a digital asset treasury strategy. The anticipated AI Critical Infrastructure Business will likely require fundamentally different systems, processes and controls, including those related to fixed asset accounting, depreciation, capitalization of development costs, lease accounting, revenue recognition for colocation or hosting arrangements, power and utility cost allocation, project accounting, construction-in-progress tracking and impairment analysis. Developing and implementing these new systems and controls will require significant investment of time, capital and personnel resources, and there can be no assurance that we will be able to do so successfully or in a timely manner. If we are unable to maintain effective financial reporting and internal control systems as we transition to a new business model, we may fail to report financial information accurately, may be required to restate financial statements, may become subject to SEC scrutiny or stockholder claims and may suffer reputational harm.

Public company costs may consume a disproportionate amount of our limited resources, reducing capital available for the AI Critical Infrastructure Business.

As a public company, we incur significant ongoing costs for SEC reporting, NYSE American compliance, legal counsel, audit and accounting services, directors’ and officers’ insurance, investor relations and corporate governance. These costs are largely fixed and do not scale proportionally with our revenue or asset base. Given our limited financial resources and the capital-intensive nature of our anticipated AI Critical Infrastructure Business, public company costs may consume a disproportionate share of our available capital, reducing the amount available for investment in AI critical infrastructure opportunities and potentially impairing our ability to compete effectively against larger, better-capitalized competitors.

The transition from our current business lines to the AI Critical Infrastructure Business could expose us to stockholder litigation, regulatory scrutiny and reputational harm.

Our proposed strategic transition from a cleaning products and digital asset treasury company to an AI critical infrastructure company represents a fundamental change in our business direction. Some stockholders, employees, customers, investors or other stakeholders may view this shift negatively or may assert that the Company has departed from their expectations. As a result, we may experience reputational harm, stakeholder criticism, litigation, derivative claims, books-and-records demands or other disputes relating to our change in business strategy, disclosures, corporate governance or the process by which our board of directors evaluated and approved the transition. Any such matters could be time-consuming, costly and distracting, could divert management’s attention from the execution of our business strategy and could materially adversely affect our business, financial condition and prospects.

We may fail to transition successfully from a cleaning products and digital asset treasury company to a computing infrastructure company.

The successful operation of a computing infrastructure business requires capabilities that differ substantially from those required to operate a cleaning products business or a digital asset treasury strategy, including expertise in site selection and development, power procurement and grid interconnection, data center construction management, structuring leases, managing facility and equipment life cycles, evaluating utilization and residual value risk, negotiating technical services and colocation arrangements, complying with industry-specific regulations. We may be unable to develop or acquire these capabilities in a timely or cost-effective manner, and may experience difficulty adapting our internal processes, financial reporting systems, disclosure controls and risk management framework to support a fundamentally different business model. If we are unable to manage this transition effectively, our business and prospects could be materially harmed.

The anticipated AI Critical Infrastructure Business may never generate meaningful revenue, achieve profitability or produce positive cash flow.

Our anticipated AI Critical Infrastructure Business may require substantial upfront capital expenditures, ongoing operating expenditures and significant management attention before it generates any material revenue, if at all. There can be no assurance that we will be able to generate customer demand, establish commercially reasonable pricing, maintain satisfactory utilization rates, structure profitable monetization arrangements or achieve sufficient scale to cover our costs. Even if we generate revenue, our costs may be greater than we expect, including costs associated with acquiring or developing data center sites, financing, construction, maintenance, power, hosting, insurance, professional services, regulatory compliance, public company obligations, personnel and litigation. As a result, we may continue to incur losses for an extended period or indefinitely, and we may never achieve profitability or positive cash flow. If that occurs, the value of our business and our common stock could decline materially.

We will face intense competition from larger, more experienced and significantly better-capitalized companies, and we may be unable to compete effectively.

The computing infrastructure and data center market is intensely competitive and evolving rapidly. We expect to compete, directly or indirectly, with large technology companies, hyperscale cloud providers, established data center developers and operators, colocation providers, investment firms and other market participants with substantially greater financial, technical, operational resources than we have. Many of these competitors have longer operating histories, more established brands, deeper customer relationships, superior access to capital, more sophisticated technical capabilities and greater tolerance for risk. These competitors may be able to acquire or develop data center sites at lower cost, offer more attractive terms, deploy assets more quickly and secure customers and strategic relationships more successfully than we can. Our limited resources may materially impair our ability to compete, generate revenue and create stockholder value.

We have significantly fewer resources than many of the companies with which we would compete, which could materially impair our ability to execute our business plan.

Our available cash, restricted cash, remaining assets and organizational resources are extremely limited relative to our anticipated capital needs. Larger and more established companies have access to more favorable financing, stronger supplier relationships, greater technical expertise, lower cost structures and more diversified revenue streams. Because our resources are expected to be substantially more limited than those of many competitors and counterparties in this market, we may be unable to pursue attractive opportunities, withstand pricing pressure, tolerate delays in monetization, absorb operational setbacks or respond effectively to changes in market conditions. If we are unable to compete effectively due to our limited resources, our business, financial condition and prospects could be materially adversely affected.

Our ability to execute the anticipated AI Critical Infrastructure Business will depend on our ability to obtain substantial capital, and such capital may not be available on acceptable terms or at all.

The development and acquisition of data center infrastructure may require substantial capital. The proceeds of our recent offering may not be sufficient to fund our strategy, operations or liquidity needs, and we may require additional debt or equity financing sooner than we currently expect. We expect to continue to incur significant cash needs, including for personnel costs, public company costs, professional fees, transaction expenses, working capital, debt service and the costs of attempting to develop the anticipated AI Critical Infrastructure Business. Our cash resources may be exhausted more quickly than we expect, and we may run out of cash before we are able to secure additional financing. Capital markets conditions, our limited operating history in the new business, the speculative nature of our strategy, trading volatility in our common stock, our financial condition, investor sentiment regarding our transition and other factors may make it difficult or impossible for us to obtain additional capital on terms that are acceptable to us, or at all. If financing is unavailable or available only on unfavorable terms, we may be forced to delay or abandon development projects, curtail operations, sell assets at unattractive prices, issue additional equity that is highly dilutive, incur restrictive indebtedness, drastically reduce expenses, cease operations, declare bankruptcy, or pursue other strategic alternatives. If we are unable to raise capital when needed, we may run out of cash. Any of these outcomes could materially adversely affect our business and stockholders.

The market price of our common stock may not reflect the fundamental value or prospects of the anticipated AI Critical Infrastructure Business, and any increase in our stock price following announcement of such business may not be sustained.

The market price of our common stock may be influenced by speculation, momentum trading, limited public float, short covering, media attention, social media commentary, investor enthusiasm regarding artificial intelligence or computing infrastructure themes, or other factors unrelated or disproportionate to our underlying business fundamentals. Following announcement of our anticipated AI Critical Infrastructure Business, our stock price may experience substantial volatility or appreciation. There can be no assurance that any such increase will be sustained. Investors may have only limited information regarding our anticipated AI Critical Infrastructure Business and may make investment decisions based on assumptions about our future business that do not materialize. If market expectations change, if our business plan is not executed successfully, if our financing arrangements prove insufficient or restrictive, if our disclosures are challenged, or if broader market sentiment weakens, the market price of our common stock could decline sharply, and stockholders could lose all or a substantial portion of their investment.

Counterparties to our leases, hosting agreements, colocation arrangements or other transactions may default, terminate early, fail to renew or otherwise not perform as expected.

If we enter into leases, hosting agreements, colocation arrangements, powered shell leases, build-to-suit agreements or other commercial contracts, we will be exposed to counterparty credit, performance and enforcement risk. Our counterparties may become unwilling or unable to perform their obligations, may dispute contractual terms, may seek concessions, may terminate agreements early, may fail to renew agreements or may become insolvent or bankrupt. Any such nonperformance could reduce our revenues, impair the value of our data center assets, increase our costs, require costly enforcement efforts, result in litigation or force us to re-market capacity on less favorable terms. These risks may be heightened in periods of economic volatility or in emerging or rapidly changing markets. Counterparty nonperformance could materially adversely affect our business and financial condition.

Transactions with external parties through SPVs and other investment structures expose us to heightened risks of default, disagreement, bankruptcy and personnel changes that could impair our investments and operations.

Our anticipated AI Critical Infrastructure Business will involve entering into transactions with a variety of external parties, including development partners, operating partners, tenants, contractors, vendors, lenders and other counterparties, many of which may be conducted through special purpose vehicles, joint ventures or similar investment structures. These arrangements expose us to significant risks that could materially impair our investments and operations.

External parties with whom we transact may default on their contractual obligations, including capital contribution commitments, development milestones, payment obligations, operational responsibilities or other material covenants. Counterparties may dispute the interpretation or enforceability of contractual terms, refuse to perform, seek to renegotiate arrangements, or pursue litigation or arbitration to resolve disagreements. These disputes may be costly, time-consuming and distracting to management, and their outcomes may be uncertain. Even if we ultimately prevail in a dispute, the process of enforcement may delay project completion, impair relationships with other parties or damage our reputation.

External parties may experience financial distress, insolvency or bankruptcy, which could trigger defaults under governing agreements, impair the SPV’s ability to perform under its contracts, create uncertainty regarding ownership and governance, delay or prevent the completion of development activities, expose us to claims from creditors of the distressed party, or result in the loss of a substantial portion of our invested capital. Bankruptcy proceedings involving a partner, tenant, contractor or other counterparty may be protracted, unpredictable and costly, and may result in outcomes that are materially adverse to our interests. We may have limited ability to assess the creditworthiness or financial condition of our counterparties, and our due diligence may not reveal all material risks associated with their financial stability.

The success of our SPV investments and external party transactions may depend significantly on the continued involvement of key personnel at our partners, tenants, contractors and other counterparties. Changes in personnel, including the departure of individuals with specialized expertise in data center development, power procurement, tenant relationships, project management or other critical functions, could materially impair a counterparty’s ability to perform its obligations under our agreements. We may have limited visibility into personnel changes at counterparty organizations and limited recourse if key individuals depart. The loss of key personnel at a development partner, operating partner or other critical counterparty could result in delays, cost overruns, execution failures or the termination of arrangements, any of which could materially adversely affect our business, financial condition and results of operations.

Our anticipated AI Critical Infrastructure Business may be exposed to residual value risk and remarketing risk with respect to data center facilities and equipment.

If we acquire or develop data center facilities and seek to monetize them through leases, hosting agreements or other arrangements, the returns on those assets may depend in part on the residual value of the facilities and equipment at the end of a contractual term or anticipated holding period. The residual value of data center infrastructure may be difficult to predict and may decline materially due to technological change, changes in customer preferences, increased supply, reduced demand, shifts in geographic demand patterns, changes in power costs, the introduction of newer or more efficient facility designs, changes in cooling or power delivery technology or other market developments. If the residual value of any data center assets is lower than we expect, we may be unable to sell, re-lease, redeploy or otherwise monetize those assets on favorable terms or at all. We may also be required to reduce pricing, accept lower returns, record impairment charges or incur additional costs in remarketing or reconfiguring assets. Any such developments could materially and adversely affect our business, financial condition, results of operations and prospects.

Our anticipated business model depends on assumptions regarding customer demand, pricing, utilization, residual values and monetization opportunities that may prove incorrect.

We expect that the AI Critical Infrastructure Business may involve colocation arrangements, powered shell leases, build-to-suit agreements, hosting arrangements and other monetization structures. The success of these arrangements would depend on numerous assumptions, including assumptions regarding demand from potential customers, the pricing they are willing to pay, contract duration, uptime requirements, facility utilization, residual values, maintenance costs, power and cooling costs, financing costs, counterparty creditworthiness and the availability of secondary market opportunities. If any of these assumptions prove to be incorrect, our anticipated business model may not be viable or may be materially less profitable than we currently expect. In particular, lower-than-expected utilization, pricing pressure, higher-than-expected costs, counterparty defaults or lower residual values could materially adversely affect our revenues, margins, asset values and overall business.

Investors may have difficulty evaluating our future prospects because we will be a company with a limited operating history in a new business and no historical information relevant to that business.

Investors will have no historical financial information relevant to the anticipated AI Critical Infrastructure Business. Our historical financial statements primarily reflect a cleaning products business and, more recently, a digital asset treasury strategy, each of which is materially different businesses from data center development and operations. Accordingly, historical results may not be indicative of future performance, and investors may find it difficult to evaluate our prospects, strategy, valuation and risks. This limited visibility may contribute to volatility in our common stock, impair investor confidence and make it more difficult for us to raise capital. If investors are unable to assess our future prospects accurately, the market price of our common stock could be materially adversely affected.

The proposed change in our corporate name, identity and strategic direction may create confusion, reduce credibility and harm our ability to establish the anticipated new business.

We are proposing to transition from a cleaning products and digital asset treasury company to an AI critical infrastructure company. This change in identity and strategic direction may include a change in company name, and may create confusion among investors, counterparties, employees and other stakeholders regarding who we are, what business we are in and what capabilities we possess. Some market participants may question the credibility or viability of our new strategy or may be reluctant to transact with us until we establish a track record in the new business. Any reputational challenges, uncertainty or skepticism arising from our change in business direction could impair our ability to hire personnel, attract counterparties, raise capital and create stockholder value.

If the anticipated AI Critical Infrastructure Business is unsuccessful, we may be unable to continue as a going concern.

The success of our continuing business plan is uncertain. If we are unable to implement the anticipated AI Critical Infrastructure Business successfully, generate meaningful revenues, raise sufficient capital, manage costs, satisfy obligations or otherwise sustain operations, we may not be able to continue as a going concern. We have historically incurred significant operating losses and have an accumulated deficit of approximately $169 million as of March 31, 2026. If we are unable to generate sufficient revenue or raise additional capital, we may need to seek additional financing on unfavorable terms, sell assets, drastically reduce operations, restructure obligations or pursue strategic transactions. Any such outcome could materially reduce or eliminate value for stockholders.

Stockholders may not realize the benefits they expect from our proposed strategic transition and may lose all or a substantial portion of their investment.

The contemplated sale or disposition of our cleaning products business, the contemplated sale, disposition, or wind-down of our Dogecoin holdings, and our anticipated AI Critical Infrastructure Business may not produce the benefits that stockholders expect. The Company may fail to execute its continuing business strategy, may experience severe stock price volatility, may be unable to maintain its NYSE American listing, may incur substantial litigation or financing costs, may be unable to raise additional capital and may ultimately fail. If one or more of these risks materialize, the market price of our common stock could decline materially, and stockholders could lose all or a substantial portion of their investment.

We may be exposed to tax risks associated with asset acquisitions, leasing structures, hosting arrangements and other monetization arrangements.

Our anticipated AI Critical Infrastructure Business may involve complex domestic, state, local and potentially international tax issues. The tax treatment of asset acquisitions, ownership, leasing transactions, hosting arrangements, financing arrangements, depreciation, revenue streams, property taxes, sales and use taxes, transfer taxes and other aspects of our anticipated business may be uncertain and may depend on highly technical rules and factual determinations. Tax authorities may challenge our positions, and changes in tax law, tax rates, regulations, administrative guidance or judicial interpretations could adversely affect the economics of our business model. In addition, tax compliance associated with asset-intensive and multi-jurisdictional operations may be costly and burdensome, and may require use of external resources. If our tax positions are challenged successfully, or if the expected tax treatment of our transactions is not realized, we could incur additional taxes, penalties, interest and professional fees, which could materially and adversely affect our business, financial condition and results of operations.

The data center project contemplated by our letter of intent requires capital commitments that substantially exceed our current financial resources, and we may be unable to secure adequate capital resources through debt or equity to fund our obligations under the proposed transaction.

The letter of intent contemplates significant capital commitments for the development and buildout of the data center facility. As of March 31, 2026, we had cash and cash equivalents of approximately $4.1 million, restricted cash of approximately $13 million and an accumulated deficit of approximately $169 million. We will need to raise significant additional capital through debt financing, equity financing, project-level financing or other sources to fund these commitments, and there can be no assurance that such financing will be available on acceptable terms, or at all. If we are unable to fund our capital commitments to the project SPV in a timely manner, we may be required to seek third-party capital on potentially unfavorable terms, may lose our majority ownership interest or other economic benefits under the proposed transaction structure, may be subject to dilution or adverse renegotiation of terms, or may be unable to consummate or continue to participate in the transaction. Any such outcome could materially adversely affect our business, financial condition and prospects and could result in a significant loss of the capital we have invested.

Our initial AI critical infrastructure strategy will likely be concentrated in a limited number of projects, and we will be dependent on our development and operating partners, which exposes us to significant concentration, execution and counterparty risks.

Our initial AI critical infrastructure opportunities will be concentrated in a limited number of data center projects. As a result, our near-term AI Critical Infrastructure Business strategy is highly concentrated and dependent on the successful execution of these projects. If any project encounters delays, cost overruns, construction difficulties, permitting issues, power procurement challenges, equipment supply disruptions, financing shortfalls or other setbacks, or if a tenant fails to execute a definitive lease, terminates its arrangement, defaults on its obligations, reduces its capacity requirements or becomes insolvent, our AI Critical Infrastructure Business could be materially impaired before it has generated significant revenue or diversified across a broader portfolio of projects or tenants. There can be no assurance that we will be able to identify, evaluate or consummate additional AI critical infrastructure opportunities to reduce this concentration.

In addition, under the proposed transaction structures, our development partners would serve as the development, operating and execution partners for our projects, with authority and responsibilities over development, utility coordination, tenant coordination, vendor management, construction oversight, commissioning support, operations and transition matters, subject to agreed budgets, major decision rights and SPV governance. We would hold majority ownership interests in the project SPVs, but our development partners would retain day-to-day operational control over critical development and construction activities. We have limited ability to independently verify our development partners’ operational capabilities, track records and financial conditions, and our due diligence may not reveal all material risks associated with these counterparties. If any development partner fails to perform its development, construction or operational obligations effectively, experiences financial difficulties, loses key personnel, becomes involved in disputes with contractors, vendors or tenants, or otherwise fails to meet project milestones and delivery standards, the affected project could experience significant delays, cost overruns or failure, and we could lose a substantial portion of our invested capital. Disagreements between us and our development partners regarding project decisions, budget allocations, governance matters, capital calls, distribution mechanics or strategic direction could result in deadlock, litigation or other disputes that impair the projects and our investments. Our reliance on a limited number of development partners for our initial AI critical infrastructure projects amplifies these risks.

Our anticipated AI Critical Infrastructure Business may be conducted through special purpose vehicles and joint venture structures, which expose us to governance, counterparty and structural risks that could materially impair our investments.

We may conduct some of our AI Critical Infrastructure Business through special purpose vehicles, joint ventures and similar structures in which we hold ownership interests alongside development partners, operating partners or other third parties. These structures involve inherent risks that differ from, and may be in addition to, the risks of operating assets directly. We may not control the day-to-day management or key decisions of the SPV, or may share governance or approval rights with partners whose interests may not always align with ours. Disputes may arise regarding capital contributions, development timelines, budgets, distributions, exit strategies, refinancing decisions, major contracts, admission of new partners or other material matters, and such disputes could result in deadlock, litigation, forced buyouts or dissolution of the venture.

Our partners in these structures may default on capital call obligations, fail to fund their pro rata share of development costs, become insolvent or file for bankruptcy, experience a change of control, lose key personnel critical to the project, or otherwise become unable or unwilling to perform their obligations under the governing agreements. A partner’s financial distress or bankruptcy could trigger complex legal proceedings, impair the SPV’s ability to access financing or perform under its contracts, create uncertainty regarding ownership and governance, and delay or prevent the completion of development activities. The departure or replacement of key personnel at a partner entity, particularly individuals with specialized expertise in data center development, power procurement or tenant relationships, could materially impair the partner’s ability to execute on project milestones and deliverables.

In addition, SPV and joint venture structures may limit our ability to unilaterally sell, transfer or encumber our interests, may subject us to rights of first refusal, tag-along or drag-along provisions, buy-sell mechanisms or other transfer restrictions that limit our liquidity and exit options. We may be unable to exit an underperforming investment on acceptable terms or in a timely manner. The governing documents of these structures may also contain forfeiture, clawback, dilution or penalty provisions that could reduce our economic interest if we fail to meet capital call obligations or other commitments. If any of these risks materialize, our investments in SPVs and joint ventures could be impaired, we could lose a substantial portion of our invested capital, and our business, financial condition and prospects could be materially adversely affected.

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

Governance

Board of Directors Oversight

Our board of directors oversees the management of risks associated with cybersecurity threats. The board receives periodic reports from management regarding cybersecurity risks and the status of the Company’s information security program.

Management’s Role Managing Risk

Management is primarily responsible for assessing, monitoring and managing our cybersecurity risks. Members of management responsible for cybersecurity have overseen IT and cybersecurity in previous roles and regularly consult with third party experts, to assess and protect the Company’s risk and protections. Management must ensure that all industry standard cybersecurity measures are functioning as required to prevent or detect cybersecurity threats and related risks. Management oversees and tests our compliance with standards, remediates known risks, and leads our employee training program.

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

The Company’s headquarters is located at 5718 Westheimer Road, Suite 1000, Houston, Texas 77057. We have a lease through July 2027.

Our previous corporate headquarters, as of June 30, 2026, was in Omaha, NE, which includes both our corporate offices and the warehouse and assembly functions. Our facilities are approximately 12,420 square feet and include an office bay, a manufacturing and shipping bay, and a warehouse and storage bay. We lease the building, and are on a contract until the end of February 2028.

We also have a small warehouse in Dublin, Ireland for CleanCore Global. This location was on a month-to-month lease and was approximately 5,000 square feet.

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

As previously disclosed, on August 20, 2024, Matthew Atkinson, our former Chief Executive Officer, filed a complaint against our company in the District Court of Douglas County, Nebraska, which was amended on November 25, 2024 to add Clayton Adams, our Chief Executive Officer, and David Enholm, our Chief Financial Officer, as defendants, in which Mr. Atkinson alleged certain claims arising from his employment with, and separation of employment from, our company, and we alleged certain counterclaims against Mr. Atkinson for breach of contract. On June 6, 2025, we and Messrs. Adams and Enholm entered into a settlement and release agreement with Mr. Atkinson to settle this matter. Pursuant to the settlement and release agreement, which became effective on June 21, 2025, we issued 200,000 shares of our common stock to James T. Coyle Legacy Trust in order to resolve an obligation that Mr. Atkinson had to transfer such shares that had not been met. The settlement and release agreement also contains a release of claims by each party and standard confidentiality and non-disparagement provisions. On June 26, 2025, the lawsuit was dismissed with prejudice.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the NYSE American under the symbol “ZONE.”

Number of Holders of our Common Shares

As of September 28, 2026, there were approximately 3500 stockholders of record of our common stock. In computing the number of holders of record of our common stock, each broker-dealer and clearing corporation holding shares on behalf of its customers is counted as a single stockholder.

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

Securities Authorized for Issuance under Equity Compensation Plans

See Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales of Unregistered Securities

Except as set forth below, we have not sold any equity securities during the 2026 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2026 fiscal year.

●	On June 25, 2026, the Company issued 300,000 restricted shares to a service provider.

Purchases of Equity Securities

No repurchases of our common stock were made during fiscal year 2026.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Overview

Zone Frontier Inc., formerly CleanCore Solutions, Inc. (“the Company”, “we”, or “Zone”) is helping to build the critical infrastructure that powers the AI economy. We aim to meet the increasing demand for compute capacity, power, and digital infrastructure required by the world’s leading AI companies.

We specialize in providing powered land and facilities, in conjunction with our development partners, to support over one gigawatt of computer power by 2030. With campuses being developed across rural and industrial Minnesota and Texas, we expect to bring approximately 55 MW of utility power capacity and 40 MW of critical IT load online and revenue generating during the first calendar quarter of 2027.

On June 8, 2026, the Company announced a new focus on building critical AI infrastructure across the United States, led by newly hired CEO Tyler Hassen, and plans to move away from its cleaning products business and Dogecoin treasury strategy.

On July 9, 2026, the Company announced its first data center project. Located in West Texas, and with development platform provider HST Technologies, Inc., it is projected to supply an initial 200-megawatts of utility power by 2029, with potential to expand to more than 500-megawatts by 2030.

On July 20, 2026, substantially all Dogecoin assets were sold. The proceeds will be used to fund the Company’s AI strategy.

On July 29, 2026, the Company announced its second data center project, its flagship campus located in Minnesota. The site is already powered and under exclusive pre-leased occupancy with Cerebras Systems, a leading AI compute company. It is expected to generate revenue beginning in the first calendar quarter of 2027, offering 55-megawatts of utility power and 40-megawatts of critical load, once fully built out.

On June 8, 2026, the Company announced plans to sell or dispose substantially all assets of the cleaning products business, including the wholly owned Irish subsidiary, CleanCore Global Inc. The Company is in the process of selling this business unit but is not under binding contract with any party as of September 28, 2026. The segment did not meet the criteria as Held for Sale as of June 30, 2026 and is included in this Report. On August 31, 2026, the Company changed its name from CleanCore Solutions Inc. to Zone Frontier Inc.

During the twelve months ended June 30, 2026, the Company operated three Segments:

●	CleanCore, which specializes in the development and production of cleaning products that produce pure aqueous ozone using patented nanobubble technology that is highly effective in cleaning, sanitizing, and deodorizing surfaces and high-touch areas

●	Treasury, established on September 5, 2025 when the Company adopted a Digital Asset Trading strategy focused on Dogecoin as part of a $175 million private placement offering.

●	Critical AI Infrastructure, announced on June 8, 2026, focused on building data centers to meet the increasing compute needs of AI companies

The Treasury segment included dedicated resources assigned to execute on our digital asset strategy, unrealized gain or loss on digital assets, and other third-party costs associated with our digital assets holdings, and income tax effects generated from our Dogecoin holdings to better align with their activities and utilization.

The AI Critical Infrastructure segment includes costs related to the development of data centers. This segment has not generated any revenue as of June 30, 2026.

Principal Factors Affecting the Financial Performance of our AI Critical Infrastructure Business, which was announced on June 8, 2026

The operating results for our AI Critical Infrastructure operations are primarily affected by the following factors:

●	our ability to secure suitable land and power for development of future data centers

●	our ability to attract tenants to lease our facilities

●	our ability to raise funding with investors to meet the capital demands of our data campus projects

Principal Factors Affecting the Financial Performance of our Cleaning Solutions Business

Our operating results are primarily affected by the following factors:

●	our ability to acquire new customers or retain existing customers;

●	our ability to stay ahead of our value-proposition to end consumers;

●	our ability to continue innovating our technology to meet consumer demand;

●	industry demand and competition; and

●	market conditions and our market position.

Principal Factors Affecting the Financial Performance of our Cryptocurrency Treasury Operations, which the Company exited on July 20, 2026 by selling all remaining digital assets

The operating results for our Treasury operations were primarily affected by the following factors:

●	the market value of Dogecoin tokens;

●	the trading volume of Dogecoin tokens; and

●	investor understanding and willingness to purchase and use Dogecoin.

The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer, Tyler Hassen, who was appointed on March 16, 2026, who managed the Company as three discrete segments as well as on a consolidated basis, in conjunction with the Company’s General Manager, Clayton Adams, who was the former Chief Executive Officer. The CODM uses net income (loss) to assess the profitability of the CleanCore Segment by comparing actual to budgeted results on a quarterly basis. In doing so, he focused on revenue, gross profit, and operating profit (loss) of the CleanCore Segment. The CODM assessed the Treasury Segment using the value of the Dogecoin and number of tokens held. The CODM assesses the AI Critical segment using actual vs. budgeted expenses and progress towards construction completion. All segments allocate personnel and budget accordingly to maximize potential profitability. The CODM also uses net income (loss) to understand the impact from income taxes and financing costs for general tax and liquidity planning purposes.

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

Results of Operations

The following table sets forth key components of our results of operations for the years ended June 30, 2026 and 2025, both in dollars and as a percentage of our revenue.

	Years Ended June 30,
	2026		2025
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$3,406,434	100.00%	$2,072,834	100.00%
Cost of sales	2,118,487	62.19%	1,086,369	52.41%
Gross profit	1,287,947	37.81%	986,465	47.59%
Operating expenses:
General and administrative	56,492,928	1,658.42%	7,081,299	341.62%
Advertising expense	276,231	8.11%	92,598	4.47%
Depreciation and amortization expense	259,598	7.62%	198,909	9.60%
Goodwill impairment	2,237,910	65.70%	-	0.00%
Total operating expenses	59,266,667	1,739.84%	7,372,806	355.69%
Loss from operations	(57,978,720)	(1,702.04)%	(6,386,341)	(308.10)%
Other income (expense)
Interest income (expense), net	140,365	4.12%	(356,054)	17.18%
Change in fair value of digital assets	(116,318,363)	(3,414.67)%	-	-
Foreign exchange gain	(4,146)	(0.12)%	120	0.01%
Total other income (expense)	(116,182,144)	(3,410.67)%	(355,933)	(17.17)%
Net loss	$(174,160,864)	(5,112.70)%	$(6,742,275)	(325.27)%

Revenue. All of our revenue is generated by the CleanCore segment, which generates revenue from sales of our cleaning products. Our revenue increased by $1,333,600, or 64.34%, to $3,406,434 for the year ended June 30, 2026 from $2,072,834 for the year ended June 30, 2025. The primary increase is from an increase in revenue from the Ireland location of approximately $817,000 due to a full-year of sales from Ireland.

Cost of sales. Our cost of sales consists of raw materials, components, labor, demo expenses and warranty reserves. Our cost of sales increased by $1,032,118, or 95.01%, to $2,118,487 for the year ended June 30, 2026 from $1,086,369 for the year ended June 30, 2025. As a percentage of revenue, cost of sales increased from 52.41% for the year ended June 30, 2025 to 62.19% for the year ended June 30, 2026. The increase is the result of higher year-over-year revenue, and an increase in indirect sales costs, primarily inventory reserve. Inventory reserve expense increased by approximately $414,000 as the company has shifted some unit production overseas resulting in a one-time increase in the reserve.

Gross profit. As a result of the foregoing, our gross profit increased by $301,482, or 30.56%, to $1,287,947 for the year ended June 30, 2026 from $986,465 for the year ended June 30, 2025. As a percentage of revenue, gross profit decreased from 47.59% for the year ended June 30, 2025 to 37.81% for the year ended June 30, 2026. The decrease is primarily attributed to the increased indirect inventory reserve expense of $414,000.

General and administrative expenses. In the CleanCore segment, our general and administrative expenses consist primarily of personnel expenses, including employee salaries and bonuses plus related payroll taxes, stock-based compensation expense, professional advisor fees, bad debts, impairment expense, rent expense, insurance and other expenses incurred in connection with general operations. In the Treasury segment, our general and administrative expenses consist primarily of professional advisor fees, stock-based compensation expense, insurance expense, and employee salaries and bonuses plus related payroll taxes. In the AI Critical Infrastructure segment, our costs primary consists of legal fees. Our general and administrative expenses increased by $49,411,629, or 697.78%, to $56,492,928 for the year ended June 30, 2026 from $7,081,299 for the year ended June 30, 2025. As a percentage of revenue, our general and administrative expenses increased from 341.62% for the year ended June 30, 2025 to 1,658.42% for the year ended June 30, 2026. The year-over-year increase is primarily due to a full year of Treasury segment expenses, a full year of Ireland operations, impairment of intangibles, and increased payroll related to the new data-center focus. The most significant increases were $23,252,313 of non-cash professional fees from the Treasury segment, $14,539,737 of Treasury management related expenses, $6,023,783 in non-cash stock option expense and $1,748,969 of intangibles impairment.

Advertising expenses. In the CleanCore segment, advertising expenses consist of vendor trade shows and various trade publications. Our advertising expenses increased by $183,633, or 198.31%, to $276,231 for the year ended June 30, 2026 from $92,598 for the year ended June 30, 2025. As a percentage of revenue, our advertising expenses increased from 4.47% for the year ended June 30, 2025 to 8.11% for the year ended June 30, 2026. Such an increase was primarily due to increased expenses related to crypto marketing, offset by lower marketing expenses for the CleanCore segment.

Depreciation and amortization expense.  Depreciation and amortization expense, all of which is generated by the CleanCore segment, was $259,598, or 7.62% of revenue, for the year ended June 30, 2026, as compared to $198,909, or 9.60% of revenue, for the year ended June 30, 2025. The increase is due to amortization expense associated with additional intangibles acquired with the asset acquisition of Sanzonate in April 2025.

Goodwill impairment. In connection with the proposed sale of the CleanCore segment, the Company obtained a third party valuation of the business and performed a quantitative impairment test. The test indicated that the fair value of the reporting unit was less than the carrying amount. As a result, the Company fully impaired its goodwill balance as of June 30, 2026.

Total Other income (expense), net. We had $116,182,144 in Total other expense, net, or (3,410.67)% of revenue, for the year ended June 30, 2026, as compared to $355,934 Other expense, net, or 17.17% of revenue, for the year ended June 30, 2025. Total other expense, net, for the year ended June 30, 2026 consisted of a change in fair value of digital assets held of $(116,318,363), interest income, net, of $140,365, and a foreign exchange loss of $4,146, while other expense, net, for the year ended June 30, 2025, consisted entirely of interest expense. The increase in change in fair value of digital assets is driven by the adoption of our digital asset treasury and a decrease in fair value of Dogecoin, and the increase in interest income is driven by cash from pre-funded warrants and issuance of ATM in the bank earning interest.

Net loss. As a result of the cumulative effect of the factors described above, we had a net loss of $174,160,864 for the year ended June 30, 2026, as compared to $6,742,275 for the year ended June 30, 2025, an increase in loss of $167,418,589, or 2,483.12%.

Liquidity and Capital Resources

Our company has incurred losses and negative cash flows from operations. From October 17, 2022 (the date of the acquisition) through June 30, 2026, we have financed our operations primarily through private investor funding. As of June 30, 2026, we had cash and cash equivalents of $15,435,213. For the year ended June 30, 2026, we had a net loss of $174,160,864 and cash used in operating activities of $18,157,390.

Despite our recent offerings described below, management believes that currently available resources will not be sufficient to fund our planned capital expenditures over the next 12 months. These factors, individually and collectively, indicate that a material uncertainty exists that raises substantial doubt about our company’s ability to continue as a going concern for 12 months from the date of issuance of the accompanying consolidated financial statements.

We will be dependent upon the raising of additional capital through equity and/or debt financing in order to implement our business plan and generate sufficient revenue in excess of costs. If we raise additional capital through the issuance of equity securities or securities convertible into equity, stockholders will experience dilution, and such securities may have rights, preferences or privileges senior to those of the holders of our common stock. If we raise additional funds by issuing debt, we may be subject to limitations on its operations, through debt covenants or other restrictions. There is no assurance that we will be successful with future financing ventures, and the inability to secure such financing may have a material adverse effect on our financial condition. The accompanying consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should we be unable to continue as a going concern.

The accompanying consolidated financial statements have been prepared on a going concern basis under which our company is expected to be able to realize its assets and satisfy its liabilities in the normal course of business.

Summary of Cash Flow

The following table provides detailed information about our net cash flow for the years ended June 30, 2026 and 2025.

	Years Ended June 30,
	2026	2025
Net cash used in operating activities	$(18,157,390)	$(2,337,659)
Net cash used in investing activities	(130,274,845)	(614,181)
Net cash provided by financing activities	162,383,965	2,374,967
Effect of exchange rate changes on cash and cash equivalents	22,486	21,259
Net increase (decrease) in cash	13,974,216	(555,614)
Cash at beginning of year	1,460,997	2,016,611
Cash at end of year	$15,435,213	$1,460,997

Net cash used in operating activities was $18,157,390 for the year ended June 30, 2026, as compared to $2,337,659 for the year ended June 30, 2025. For the year ended June 30, 2026, our net loss of $174,160,864, offset by a change in fair value of digital assets of $116,318,363, non-cash professional fees of $26,482,428, stock-based compensation of $9,227,013, goodwill impairment of $2,237,910 and intangibles impairment of $1,748,969, were the primary drivers of net cash used in operating activities. For the year ended June 30, 2025, our net loss of $6,742,275, offset by non-cash stock-based compensation of $3,203,230, were the primary drivers of net cash used in operating activities.

Net cash used in investing activities was $130,274,845 for the year ended June 30, 2026, as compared to $614,181 for the year ended June 30, 2025. The net cash used in investing activities for the year ended June 30, 2026 consisted of net purchases of digital assets of $148,605,650 and purchases of property and equipment of $37,555, offset by the sale of digital assets of $18,368,360, while the net cash used investing activities for the year ended June 30, 2025 consisted of $581,792 cash used in the acquisition of the assets of Sanzonate and purchases of property and equipment of $32,389.

Net cash provided by financing activities was $162,383,965 for the year ended June 30, 2026, as compared to $2,374,967 for the year ended June 30, 2025. Net cash provided by financing activities for the year ended June 30, 2026 consisted of proceeds from the private placement described below of $137,907,255, proceeds from the Sales Agreement described below of $27,270,267, and proceeds from the exercise of warrants of $370,288, offset by repayments of notes payable of $660,000, payments for deferred offering costs of $1,078,967, funds provided for a note receivable of $1,000,000 and repayments of related party loans of $425,241, while net cash provided by financing activities for the year ended June 30, 2025 consisted of proceeds from the issuance of promissory notes and warrants of $1,510,000, proceeds from the issuance of original issue discount notes of $500,000, proceeds from the exercise of warrants of $403,171 and proceeds from related party loans of $332,193, offset by payments of notes payable of $316,920 and payments for deferred offering costs of $53,477.

On August 29, 2025, we entered into an amended and restated sales agreement, or the Prior Sales Agreement, with Maxim Group LLC and Curvature Securities LLC, or the Prior Sales Agents, pursuant to which we could, from time to time, in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, issue and sell through or to the Prior Sales Agents up to a maximum aggregate amount of $1,150,000,000 of shares of common stock. During the year ended June 30, 2026, we issued an aggregate of 10,915,474 shares of common stock under the Prior Sales Agreement for gross proceeds of $28,111,924 and net proceeds of approximately $27,270,267. In May 2026, the Prior Sales Agreement was terminated, and the Company entered into a new sales agreement with Cantor Fitzgerald & Co., and Curvature Securities LLC, or the Sales Agents, pursuant to which we may offer and sell shares of common stock from time to time through the Sales Agents, acting as agent for up to $750,000,000 of shares of common stock.

On September 5, 2025, we completed an offering of pre-funded warrants to purchase an aggregate of 175,000,420 shares of common stock for aggregate gross proceeds of $175,000,420, of which $148,650,530 was paid in cash and $26,349,890 was paid in cryptocurrency. After deducting placement agent fees, reimbursed expenses, and other offering expenses from the total gross proceeds, including both cash and cryptocurrency gross proceeds, we received net proceeds of approximately $164,257,145. Of this amount, approximately $1,075,000 was used to pay off outstanding indebtedness and $4,400,000 was to be used for working capital and general corporate purposes, with the balance of the net proceeds used to acquire Dogecoin. The Company sold its Dogecoin holdings on July 20, 2026 and allocated the cash proceeds to the AI Critical Infrastructure. As of June 30, 2026, none of our cash is classified as restricted.

Debt

Please see Notes 14 and 15 to the accompanying consolidated financial statements for a description of the terms of our outstanding debt.

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

Our other principal commitments consist mostly of obligations under the loans described in Note 20 to our audited consolidated financial statements. We also had a non-cancellable operating lease commitment for our office facility expiring in 2028 as described in Note 20 to the audited consolidated financial statements.

Other than the foregoing, at June 30, 2026, we did not have other long-term debt obligations, capital (finance) lease obligations, operating lease obligations, purchase obligations or other long-term liabilities reflected on our statements of financial position.

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

Revenue Recognition. We generate revenues from sales of our products and recognize revenue as control of the products is transferred to customers, which is generally at the time of shipment based on the contractual terms with our customers. We provide customer programs and incentive offerings, including growth incentives and volume-based incentives. These customer programs and incentives are considered variable consideration. We include in revenue variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the variable consideration is resolved. This determination is made based upon known customer program and incentive offerings at the time of sale, and expected sales volume forecasts as it relates to our volume-based incentives. This determination is updated every reporting period. For the years ended June 30, 2026 and 2025, customer growth and volume-based incentives were minimal. Certain product sales include a 2-year manufacturer’s warranty that provides the customer with assurance that the product performs as intended. Such warranties are assurance-type warranties and are accounted for as contingencies under ASC 460-10.

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

Intangible Assets. Intangible assets primarily consisted of existing technology, customer relationships, and trademarks obtained as a result of the acquisition on October 17, 2022. Intangible assets with definite lives are amortized based on their pattern of economic benefit over their estimated useful lives and reviewed periodically for impairment. Our trademarks are deemed to have an indefinite life. The estimated useful life of the acquired technology is 15 years while the estimated useful life of the customer relationships is 5 years. In connection with the proposed sale of the CleanCore segment, we have fully impaired our intangible assets as of June 30, 2026. See Note 12 for additional details. During the year ended June 30, 2025, as a result of the analysis, we recognized an impairment loss of $261,250 on our customer relationship intangible asset.

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

In connection with the proposed sale of the CleanCore segment, we fully impaired our intangible assets during the year ended June 30, 2026. We compared the estimated future undiscounted cash flows of property and equipment noting that the undiscounted future cash flows were greater than the carrying amount. Therefore, we concluded that property and equipment is not impaired for the years ended June 30, 2026 and 2025. See Note 12 for additional details. Subsequent evaluations will be performed annually on June 30, per our policy.

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

In connection with the proposed sale of the CleanCore segment, we obtained a third party valuation of the business and performed a quantitative impairment test. The test indicated that the fair value of the reporting unit was less than the carrying amount. As a result, we fully impaired our goodwill balance as of June 30, 2026. Subsequent evaluations will be performed annually on June 30, per our policy.

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

The Company accounts for its digital assets, which were comprised solely of Dogecoin, as indefinite-lived intangible assets in accordance with ASC 350-60 (Intangibles – Goodwill and Other – Crypto Assets). The Company had ownership and control over its digital assets and uses well-known crypto custodians to secure it.

The Company’s digital assets were initially recorded at cost, with the cost basis determined using the weighted average cost (“WAC”) method. Upon disposal, the cost basis of the digital assets sold is determined using the WAC method.

Digital assets were measured at fair value at each reporting period. The Company determined the fair value of Dogecoin in accordance with ASC 820 (Fair Value Measurement), based on the period-end quoted (unadjusted) prices in the Company’s principal market. Changes in fair value are recognized at each reporting date within the change in fair value of digital assets line item in the statement of operations. Upon disposal, the net cash received was subtracted from the cost basis of assets sold to determine the change in fair value of digital assets for the disposed assets.

The vast majority of the Company’s assets were concentrated in its Dogecoin holdings until all Dogecoin tokens were sold on July 20, 2026. Dogecoin is a digital asset, which is a novel asset class that is subject to significant legal, commercial, regulatory and technical uncertainty. Holding Dogecoin did not generate any cash flows and involves custodial fees and other costs. Additionally, the price of Dogecoin has historically experienced significant price volatility, and a significant decrease in the price of Dogecoin adversely affected the Company’s financial condition and results of operations. The Company’s strategy of acquiring and holding Dogecoin also exposed it to counterparty risks with respect to the custody of its Dogecoin, cybersecurity risks, and other risks inherent to holding a digital asset. In particular, the Company was subject to the risk that, if its private keys with respect to its digital assets were lost or destroyed or other similar circumstances or events occur, the Company may have lost some or all of its digital assets, which could materially adversely affect the Company’s financial condition and results of operations.

Stock-based Compensation. Compensation expense is recognized for all share-based payments to employees and non-employees, including stock options, restricted stock awards, and warrants, in the statements of operation based on the fair value of the awards that are granted. As necessary, our stock price at the date of grant was estimated using an acceptable valuation technique such as the probability-weighted expected return model. The fair value of stock options and warrants are estimated at the date of grant using the Black-Scholes option-pricing model. The fair value of restricted stock awards is based on the fair market value of our common stock on the date of grant. Compensation expense for restricted stock awards with performance-based vesting conditions is calculated based on the number of awards that are expected to vest during the performance period if it is probable that the performance metrics will be achieved. Generally, measured compensation cost, net of actual forfeitures, is recognized on a straight-line basis over the vesting period of the related share-based compensation award. We account for forfeitures of stock-based awards as they occur.

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure information required to be disclosed in our reports that we file or furnish pursuant to the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate to allow for timely decisions regarding required disclosure.

Our management, with the participation of our principal executive officer, who also serves as principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on such evaluation, our principal executive officer has concluded that, as of such date, our disclosure controls and procedures were not effective at a reasonable assurance level due to the material weaknesses in internal control over financial reporting described below.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our principal executive officer, who also serves as our principal financial and accounting officer, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

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

Our management evaluated the effectiveness of our internal control over financial reporting as of June 30, 2026. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of June 30, 2026, our internal control over financial reporting was not effective due to the following material weaknesses:

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

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Due to inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Except for the matters described above, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the fourth quarter of fiscal year 2026 but was not reported.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of fiscal year 2026.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be included in our definitive proxy statement to be filed with the SEC within 120 days after June 30, 2026 in connection with the solicitation of proxies for our 2026 annual meeting of stockholders, or the 2026 Proxy Statement, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this Item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

(a)	List of Documents Filed as a Part of This Report:

(1)	Index to Financial Statements:

(2)	Index to Financial Statement Schedules:

All schedules have been omitted because the required information is included in the financial statements or the notes thereto, or because it is not required.

(3)	Index to Exhibits:

See exhibits listed under Part (b) below.

(b) Exhibits:

Exhibit No.	Description
1.1	Amended and Restated Sales Agreement, dated as of August 29, 2025, CleanCore Solutions, Inc., Maxim Group LLC and Curvature Securities LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on September 2, 2025)
1.2	Sales Agreement, dated June 8, 2026, between CleanCore Solutions, Inc., Cantor Fitzgerald & Co. and Curvature Securities LLC. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed on June 8, 2026)
3.1	Articles of Incorporation of CleanCore Solutions, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 filed on October 10, 2023)
3.2	Bylaws of CleanCore Solutions, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 filed on October 10, 2023)
3.3	Amendment No. 1 to Bylaws of CleanCore Solutions, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on October 28, 2025)
4.1*	Description of Securities of Zone Frontier Inc.
4.2	Common Stock Purchase Warrant issued by CleanCore Solutions, Inc. to Boustead Securities, LLC on June 9, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 11, 2025)
4.3	Common Stock Purchase Warrant issued by CleanCore Solutions, Inc. to Boustead Securities, LLC on June 9, 2025 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on June 11, 2025)
4.4	Form of Common Stock Purchase Warrant issued by CleanCore Solutions, Inc. on April 16, 2025 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on April 21, 2025)
4.5	Common Stock Purchase Warrant issued by CleanCore Solutions, Inc. to Sanzonate Global Inc. on April 15, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 21, 2025)
4.6	Form of Pre-Funded Warrant issued on September 5, 2025 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 5, 2025)
4.7	Placement Agent Common Stock Purchase Warrant issued by CleanCore Solutions, Inc. to Maxim Group LLC on September 5, 2025 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on September 5, 2025)
4.8	Placement Agent Common Stock Purchase Warrant issued by CleanCore Solutions, Inc. to Curvature Securities, LLC on September 5, 2025 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on September 5, 2025)
4.9	Strategic Advisor Common Stock Purchase Warrant issued by CleanCore Solutions, Inc. to Dogecoin Ventures, Inc. on September 5, 2025 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on September 5, 2025)
4.10	Strategic Advisor Common Stock Purchase Warrant issued by CleanCore Solutions, Inc. to Dogecoin Ventures, Inc. on September 5, 2025 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed on September 5, 2025)
10.1	Business Property Lease Second Amendment, dated March 20, 2024, between RMR Mercury I-80, LLC and CleanCore Solutions, Inc. (incorporated by reference to Exhibit 10.18 to Amendment No. 6 to the Registration Statement on Form S-1/A filed on March 27, 2024)
10.2†	Employment Agreement, dated March 27, 2023, between CleanCore Solutions, Inc. and David Enholm (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-1 filed on October 10, 2023)
10.3†	Amendment No. 1 to Executive Employment Agreement, dated May 1, 2025, between CleanCore Solutions, Inc. and David Enholm (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on May 7, 2025)
10.4†	Employment Agreement, dated January 1, 2025, between CleanCore Solutions, Inc. and Travis Buchanan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 7, 2025)
10.5†	Employment Agreement, dated January 1, 2025, between CleanCore Solutions, Inc. and Gary Hollst (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 7, 2025)
10.6	Form of Independent Director Agreement between CleanCore Solutions, Inc. and each independent director and each director nominee (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1 filed on October 10, 2023)
10.7	Form of Indemnification Agreement between CleanCore Solutions, Inc. and each independent director and each director nominee (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1 filed on October 10, 2023)
10.8†	CleanCore Solutions, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-8 filed on July 23, 2025)
10.9†	Amendment No. 1 to CleanCore Solutions, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.28 to Amendment No. 2 to the Registration Statement on Form S-1/A filed on January 9, 2024)

10.10†	Amendment No. 2 to CleanCore Solutions, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-8 filed on July 23, 2025)
10.11†	Amendment No. 3 to CleanCore Solutions, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 filed on November 19, 2025)
10.12†	Amendment No. 4 to CleanCore Solutions, Inc. 2022 Equity Incentive Plan (incorporated by reference to Exhibit 99.5 to the Registration Statement on Form S-8 filed on March 13, 2026)
10.13†	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-1 filed on October 10, 2023)
10.14†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-1 filed on October 10, 2023)
10.15†	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-1 filed on October 10, 2023)
10.16	Form of Securities Purchase Agreement (Cash), dated September 1, 2025 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 5, 2025)
10.17	Form of Securities Purchase Agreement (Cryptocurrency), dated September 1, 2025 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 5, 2025)
10.18	Placement Agency Agreement, dated September 1, 2025, among CleanCore Solutions, Inc., Maxim Group LLC and Curvature Securities, LLC (incorporated by reference to Exhibit 10.3. to the Current Report on Form 8-K filed on September 5, 2025)
10.19	Form of Registration Rights Agreement, dated September 1, 2025 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on September 5, 2025)
10.20	Asset Management Agreement, dated September 5, 2025, among CleanCore Solutions, Inc., Dogecoin Ventures, Inc. and 21Shares US LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on September 5, 2025)
10.21	Strategic Advisor Agreement, dated September 5, 2025, between CleanCore Solutions, Inc. and Dogecoin Ventures, Inc. (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on September 5, 2025)
10.22†	Option Agreement, dated September 5, 2025, between CleanCore Solutions, Inc. and Clayton Adams (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on September 5, 2025)
10.23†	Independent Director Agreement, dated September 5, 2025, between CleanCore Solutions, Inc. and Alexander Benjamin Spiro (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on September 5, 2025)
10.24†	Independent Director Agreement, dated September 5, 2025, between CleanCore Solutions, Inc. and Tim Stebbing (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on September 5, 2025)
10.25	Indemnification Agreement, dated September 5, 2025, between CleanCore Solutions, Inc. and Alexander Benjamin Spiro (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K filed on September 5, 2025)
10.26	Indemnification Agreement, dated September 5, 2025, between CleanCore Solutions, Inc. and Tim Stebbing (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K filed on September 5, 2025)
10.27†	Executive Consulting Agreement, dated September 5, 2025, between CleanCore Solutions, Inc. and Marco Margiotta (incorporated by reference to Exhibit 10.12 to the Current Report on Form 8-K filed on September 5, 2025)
10.28	Indemnification Agreement, dated September 5, 2025, between CleanCore Solutions, Inc. and Marco Margiotta (incorporated by reference to Exhibit 10.13 to the Current Report on Form 8-K filed on September 5, 2025)
10.29†	Executive Employment Agreement, dated September 5, 2025, between CleanCore Solutions, Inc. and Clayton Adams (incorporated by reference to Exhibit 10.14 to the Current Report on Form 8-K filed on September 5, 2025)

10.30	Strategic Advisor Agreement, dated November 17, 2025, between CleanCore Solutions, Inc. and Dogecoin Ventures LLC (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on February 11, 2026)
10.31	Termination and Release Agreement among CleanCore Solutions, Inc, Dogecoin Ventures, Inc. and 21Shares US LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 10, 2026)
10.32†	Termination and Release Agreement between CleanCore Solutions, Inc. and Marco Margiotta (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 10, 2026)
10.33†	Employment Agreement between CleanCore Solutions, Inc. and Tyler Hassen (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 20, 2026)
10.34†	Termination and Release Agreement between CleanCore Solutions, Inc. and Clayton Adams (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 20, 2026)
10.35	Termination Letter, dated June 3, 2026, among CleanCore Solutions, Inc., Maxim Group LLC and Curvature Securities LLC. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 8, 2026)
10.36†	Side Letter Agreement, dated June 30, 2026, by and between CleanCore Solutions, Inc. and David J. Enholm (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 7, 2026)
10.37†	Restricted Stock Unit Award Agreement, dated June 30, 2026, by and between CleanCore Solutions, Inc. and David J. Enholm (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 7, 2026)
14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K filed on September 20, 2024)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K filed on September 20, 2024)
21.1*	List of Subsidiaries
23.1*	Consent of TAAD, LLP
31.1*	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the Annual Report on Form 10-K filed on September 20, 2024)
101*	Inline XBRL Document Set for the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K
104*	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set

*	Filed herewith
**	Furnished herewith
†	Executive compensation plan or arrangement

ITEM 16.	FORM 10-K SUMMARY.

None.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Zone Frontier, formerly known as

CleanCore Solutions, Inc. and its Subsidiaries,

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Zone Frontier, formerly known as CleanCore Solutions, Inc. and its Subsidiaries (the Company) as of June 30, 2026, and 2025, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the two-year ended June 30, 2026, and 2025, and the related notes (collectively referred to as the consolidated “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026, and 2025, and the results of its operations and its cash flows for the two-year periods ended June 30, 2026, and 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ TAAD, LLP

We have served as the Company’s auditor since 2022.
Diamond Bar, CA
September 28, 2026

ZONE FRONTIER INC.
CONSOLIDATED BALANCE SHEETS

	As of June 30,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$15,435,213	$1,460,997
Accounts receivable, net	458,303	657,683
Inventory, net	909,219	1,347,693
Deferred offering costs	-	124,062
Note receivable, related party	1,000,000	-
Prepaid expenses and other current assets	906,310	227,564
Total current assets	18,709,045	3,817,999
Property and equipment, net	53,759	32,548
Right of use assets	254,972	394,415
Digital assets	33,480,376	-
Intangibles, net	-	1,974,509
Goodwill	-	2,237,910
Other assets	9,440	9,440
Total assets	$52,507,592	$8,466,821

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$720,067	$1,380,285
Lease liability – current	159,126	145,005
Note payable – current	-	690,112
Note payable – related party	-	415,241
Due to related parties	1,619	216,895
Total current liabilities	880,812	2,847,538
Lease liability – non-current	113,972	273,099
Note payable – non-current	-	3,880,202
Total liabilities	994,784	7,000,839

Commitments and contingencies (Note 20)

Stockholders’ Equity
Class A Common Stock; $0.0001 par value, 50,000,000 shares authorized as of June 30, 2025; 0 and 1,875,795 shares issued and outstanding as of June 30, 2026 and 2025, respectively	-	188
Common Stock (formerly class B); $0.0001 par value, 6,942,000,000 shares authorized; 226,050,057 and 9,961,227 shares issued and outstanding as of June 30, 2026 and 2025, respectively	22,605	996
Additional paid-in capital	239,630,545	15,490,763
Other comprehensive income	67,746	21,259
Accumulated deficit	(188,208,088)	(14,047,224)
Total stockholders’ equity	51,512,808	1,465,982
Total liabilities and stockholders’ equity	$52,507,592	$8,466,821

The accompanying notes are an integral part of these financial statements.

ZONE FRONTIER INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2026	2025
Revenue, net	$3,406,434	$2,072,834
Cost of sales (exclusive of depreciation shown separately below)	2,118,487	1,086,369
Gross profit	1,287,947	986,465
Operating expenses:
General and administrative	56,492,928	7,081,299
Advertising expense	276,231	92,598
Depreciation and amortization expense	259,598	198,909
Goodwill impairment	2,237,910	-
Total operating expenses	59,266,667	7,372,806
Loss from operations	(57,978,720)	(6,386,341)

Other income (expense)
Interest income (expense), net	140,365	(356,054)
Change in fair value of digital assets	(116,318,363)	-
Foreign exchange gain (loss)	(4,146)	120
Total other income (expense)	$(116,182,144)	(355,934)

Net loss	$(174,160,864)	$(6,742,275)
Foreign currency translation adjustment	67,746	21,259
Total comprehensive loss	$(174,093,118)	$(6,721,016)

Net loss per share of Class A and common stock (formerly class B), basic and diluted	$(1.04)	$(0.79)
Weighted average shares used in computing net loss per Class A share, basic and diluted	-	228,891
Weighted average shares used in computing net loss per Class B share, basic and diluted	167,097,047	8,320,481

The accompanying notes are an integral part of these financial statements.

ZONE FRONTIER INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Class A Common Stock		Common Stock (formerly Class B)		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance at July 1, 2024	270,000	$27	7,960,919	$796	$11,040,583	$-	$(7,304,949)	$3,736,457
Conversion of class A common stock into class B common stock	(270,000)	(27)	270,000	27	-	-	-	-
Issuance of class A common stock upon exercise of options	1,875,795	188	-	-	-	-	-	188
Issuance of class B common stock upon vesting of restricted stock units – 2022 Equity Incentive Plan	-	-	174,278	18	262,199	-	-	262,217
Issuance of restricted stock awards – 2022 Equity Incentive Plan	-	-	563,172	56	1,930,406	-	-	1,930,462
Issuance of Class B common stock upon exercise of warrants	-	-	331,657	33	403,138	-		403,171
Issuance of Class B common stock pursuant to convertible notes	-	-	307,701	31	344,594	-	-	344,625
Issuance of Class B common stock upon settlement of debt	-	-	133,500	13	299,987	-	-	300,000
Issuance of class B common stock under separation agreement	-	-	20,000	2	55,313	-	-	55,315
Issuance of class B common stock under settlement agreement	-	-	200,000	20	-	-	-	20
Stock based compensation – 2022 Equity incentive plan	-	-	-	-	955,046	-	-	955,046
-Modification of related party debt	-	-	-	-	18,022	-	-	18,022
Acquisition-related costs	-	-	-	-	181,475	-	-	181,475
Currency translation adjustment	-	-	-	-	-	21,259	-	21,259
Net loss for the period	-	-	-	-	-	-	(6,742,275)	(6,742,275)
Balance at June 30, 2025	1,875,795	$188	9,961,227	$996	$15,490,763	$21,259	$(14,047,224)	$1,465,982
Conversion of class A common stock into class B common stock	(1,875,795)	(188)	1,875,795	188	-	-	-	-
Issuance of common stock in at-the-market offering	-	-	10,915,474	1,092	27,271,792	-	-	27,272,883
Issuance of common stock upon exercise of warrants	-	-	170,344,970	17,035	163,327,226	-	-	163,344,261
Issuance of common stock upon settlement of debt	-	-	1,871,681	187	4,207,133	-	-	4,207,320
Issuance of common stock under settlement agreement	-	-	375,000	38	1,661,212	-	-	1,661,250
Issuance of common stock for services	-	-	4,700,000	470	2,112,034	-	-	2,112,504
Issuance of common stock upon exercise of options – 2022 Equity Incentive Plan			90,172	9	(9)	-	-	-

Issuance of common stock upon vesting of restricted stock units – 2022 Equity Incentive Plan	-	-	620,359	61	1,444,168	-	-	1,444,229
Issuance of restricted stock awards – 2022 Equity Incentive Plan	-	-	14,040,000	1,404	17,078,871	-	-	17,080,275
Issuance of restricted stock awards for services – 2022 Equity Incentive Plan	-	-	11,325,000	1,133	6,457,568	-	-	6,458,701
Issuance of common stock – 2022 Equity Incentive Plan	-	-	840,000	84	230,916	-	-	231,000
Common stock cancelled	-	-	(909,621)	(91)	91	-	-	-
Stock based compensation – 2022 Equity incentive plan	-	-	-	-	348,781	-	-	348,781
Currency translation adjustment						46,487		46,487
Net loss for the period	-	-	-	-	-	-	(174,160,864)	(174,160,864)
Balance at June 30, 2026	-_	$-	226,050,057	$22,605	$239,630,545	$67,746	$(188,208,088)	$51,512,808

The accompanying notes are an integral part of these financial statements.

ZONE FRONTIER INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(174,160,864)	$(6,742,275)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	265,885	203,777
Accretion of note payable discount	20,000	83,048
Non-cash interest expense	151,216	344,886
Change in fair value of digital assets	116,318,363
Impairment of goodwill	2,237,910	-
Stock based compensation	9,227,013	3,203,230
Non-cash professional fees	26,482,428	-
Non-cash lease expense	(5,562)	(1,484)
Reversal of contingent liability	-	(111,987)
Modification of related party debt	-	18,022
Provision for bad debt and write-off on uncollectable accounts	22,520	221,241
Provision for inventory reserve and write-off	671,425	-
Impairment of intangibles	1,748,969	261,250
Foreign exchange (gain)/loss	4,146	(120)
Changes in operating assets and liabilities:
Accounts receivable	176,860	(138,859)
Inventory	(232,951)	(326,958)
Prepaid expenses	(678,746)	(172,198)
Deferred revenue	-	(10,395)
Due to related parties	(215,277)	216,896
Accounts payable and accrued liabilities	(190,725)	614,268
Net cash used in operating activities	(18,157,390)	(2,337,659)

Investing activities
Purchase of property and equipment	(37,555)	(32,389)
Purchase of digital assets	(148,605,650)
Sale of digital assets	18,368,360
Cash used in acquisition	-	(581,792)
Net cash used in investing activities	(130,274,845)	(614,181)

Financing activities
Proceeds from issuance of common stock (ATM), net of fees	27,270,510	-
Proceeds from related party loans	-	332,193
Proceeds from issuance of promissory notes and warrants	-	1,510,000
Proceeds from exercise of warrants	370,408	403,171
Proceeds from issuance of original issue discount notes	-	500,000
Proceeds from pre-funded warrants, net of fees	137,907,255	-
Funds provided for related party notes receivable	(1,000,000)
Payments for deferred offering costs	(1,078,967)	(53,477)
Payments on notes payable	(660,000)	(316,920)
Repayments of loans due to related parties	(425,241)	-
Net cash provided by financing activities	162,383,965	2,374,967

Effect of exchange rate changes on cash and cash equivalents	22,485	21,259
Net increase (decrease) in cash	13,974,216	(555,614)
Cash and cash equivalents at beginning of year	1,460,997	2,016,611
Cash and cash equivalents at the end of year	$15,435,213	$1,460,997

Supplementary cash flow disclosure
Interest paid	$80,448	$48,830
Unpaid deferred offering costs	$-	$70,585
Debt to equity conversion	$3,920,314	$644,625
Digital assets received in connection with pre-funded warrants	$26,349,890
Issuance of debt in connection with acquisition	$-	$800,000
Issuance of warrants in connection with acquisition	$-	$181,475
Fair value of assets acquired	$-	$1,563,267

The accompanying notes are an integral part of these financial statements.

ZONE FRONTIER INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025

1.	Organization and Business

Zone Frontier Inc., formerly CleanCore Solutions, Inc. (“the Company”, “we”, or “Zone”) is helping to build the critical infrastructure that powers the AI economy. We aim to meet the increasing demand for compute capacity, power, and digital infrastructure required by the world’s leading AI companies.

We specialize in providing powered land and facilities, in conjunction with our development partners, to support over one gigawatt of computer power by 2030. With campuses being developed across rural and industrial Minnesota and Texas, we expect to bring approximately 55 MW of utility power capacity and 40 MW of critical IT load online and revenue generating during the first calendar quarter of 2027.

We were incorporated in the State of Nevada on August 23, 2022 under the name CC Acquisition Corp. for the sole purpose of acquiring substantially all of the assets of CleanCore Solutions, LLC, a Delaware limited liability company. On November 21, 2022, we changed our name from CC Acquisition Corp. to CleanCore Solutions, Inc.

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

On January 29, 2025, we established CleanCore Global as a wholly owned subsidiary in Ireland. On February 21, 2025, CleanCore Global entered into an asset purchase agreement, with Sanzonate Europe Ltd., an Irish incorporated company, pursuant to which on April 15, 2025 CleanCore Global acquired substantially all of the assets of Sanzonate for an aggregate purchase price of $2,475,000, consisting of: (i) $425,000 in cash; (ii) the issuance of a promissory note in the principal amount of $800,000; and (iii) up to $1,250,000 in Earn-Out Payments. As additional consideration, we issued to Sanzonate Global Inc. a five-year warrant to purchase 425,000 shares of our common stock at an exercise price of $1.25 per share.

On September 5, 2025, we adopted a digital asset treasury strategy focused on Dogecoin and entered into a multiyear asset advisory management agreement with Dogecoin Ventures, Inc. and 21Shares US LLC. As of February 27, 2026, all asset management agreements have been terminated and substantially all digital assets were sold on July 20, 2026.

On June 8, 2026, the Company announced a new focus on building critical AI infrastructure across the United States, led by newly hired CEO Tyler Hassen, and plans to move away from its cleaning products business and Dogecoin treasury strategy.

On June 8, 2026, the Company also announced plans to sell or dispose substantially all assets of the cleaning products business, including the wholly owned Irish subsidiary, CleanCore Global Inc. The Company is in the process of selling this business unit but is not under binding contract with any party as of September 28, 2026. The segment did not meet the criteria as Held for Sale as of June 30, 2026 and is included in this Report.

On July 9, 2026, the Company announced its first data center project. Located in West Texas, and with development platform provider HST Technologies, Inc., it is projected to supply an initial 200-megawatts of utility power by 2029, with potential to expand to more than 500-megawatts by 2030.

On July 29, 2026, the Company announced its second data center project, its flagship campus located in Minnesota. The site is already powered and under exclusive pre-leased occupancy with Cerebras Systems, a leading AI compute company. It is expected to generate revenue beginning in the first calendar quarter of 2027, offering 55-megawatts of utility power and 40-megawatts of critical load, once fully built out.

On August 31, 2026, the Company changed its name from CleanCore Solutions Inc. to Zone Frontier Inc.

As of June 30, 2026, the headquarters, principal address and records of the Company were located at 5920 South 118th Circle, Omaha, Nebraska. In July 2026, the Company moved its headquarters to 5718 Westheimer Road, Suite 1000, Houston, Texas 77057.

ZONE FRONTIER INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025

Liquidity

The Company has incurred losses and negative cash flows from operations. From October 17, 2022 (the date of the acquisition) through June 30, 2026, the Company has financed its operations primarily through investor funding. As of June 30, 2026, the Company had cash of $15,435,213. For the year ended June 30, 2026, the Company had a net loss of $174,160,864 and cash used in operating activities of $18,157,390. In accordance with Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements - Going Concern, management is required to perform a two-step analysis over the Company’s ability to continue as a going concern. Management must first evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for a period of 12 months from the date the consolidated financial statements are issued. If management concludes that substantial doubt is raised, management is also required to consider whether its plans alleviate that doubt.

On September 5, 2025, the Company completed an offering of pre-funded warrants to purchase an aggregate of 175,000,420 shares of common stock for aggregate gross proceeds of $175,000,420, of which $148,650,530 was paid in cash and $26,349,890 was paid in cryptocurrency. After deducting placement agent fees, reimbursed expenses, and other offering expenses from the total gross proceeds, including both cash and cryptocurrency gross proceeds, the Company received net proceeds of approximately $164,257,145. Of this amount, approximately $1,075,000 was used to pay off outstanding indebtedness and $4,400,000 was to be used for working capital and general corporate purposes, with the balance of the net proceeds used to acquire Dogecoin.

During the year ended June 30, 2026, the company sold an aggregate of 198,578,224 units of Dogecoin for net proceeds of $18,237,782 and transferred 70,000,000 units in exchange for $6,788,908 of professional services, resulting in a loss of $38,950,404, which is included in Change in Fair Value of Digital Assets on the Financial Statements (Note 10). The Company sold its remaining Dogecoin holdings on July 20, 2026 and allocated the cash proceeds to the AI Critical Infrastructure. As of June 30, 2026, none of our cash is classified as restricted.

On August 29, 2025, the Company entered into an amended and restated sales agreement (the “Prior Sales Agreement”) with Maxim Group LLC and Curvature Securities LLC (the “Prior Sales Agents”), which amended and restated that certain sales agreement, dated June 20, 2025, between the Company and Curvature Securities LLC in its entirety. Pursuant to the terms of the Prior Sales Agreement, the Company could, from time to time, in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, issue and sell through or to the Prior Sales Agents up to a maximum aggregate amount of $1,150,000,000 of shares of common stock. During the year ended June 30, 2026, the Company issued an aggregate of 10,915,474 shares of common stock under the Prior Sales Agreement for gross proceeds of $28,111,924 and net proceeds of approximately $27,270,267. In May 2026, the Prior Sales Agreement was terminated, and the Company entered into a new sales agreement with Cantor Fitzgerald & Co. and Curvature Securities LLC (the “Sales Agent”), pursuant to which the Company may offer and sell shares of common stock from time to time through the Sales Agent, acting as agent for up to $750,000,000 of shares of common stock.

Despite the initial public offering described above, management believes that currently available resources will not be sufficient to fund the Company’s planned expenditures over the next 12 months. These factors, individually and collectively, indicate that a material uncertainty exists that raises substantial doubt about the Company’s ability to continue as a going concern for 12 months from the date of issuance of these consolidated financial statements.

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

ZONE FRONTIER INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025

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

Cash and Cash Equivalents

Cash consists of cash in readily available checking and money market accounts. Cash is recorded at cost, which approximates fair value. As of June 30, 2026 and 2025, cash balances were deposited at a major financial institution. Cash balances are subject to minimal credit risk as the balances are with high credit quality financial institutions.

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

ZONE FRONTIER INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025

Major Customers

The Company had two customers that accounted for 27% and 16% of its revenues for the year ended June 30, 2026 and two customers that accounted for 42% and 17% of its revenues for the year ended June 30, 2025. Collateral is not required for customer accounts receivable balances. The Company maintains an allowance for doubtful accounts as described in “Accounts Receivable” below. The Company had two customers that accounted for 18% and 16% of total accounts receivable as of June 30, 2026 and one customer that accounted for 47% each of total accounts receivable as of June 30, 2025.

Major Vendors

The Company sources many of its finished products from one vendor. The Company expects to maintain this relationship with the vendor; however, it does have a contingency plan in place to use other vendors if necessary, which could result in production delays.

Accounts Receivable

Accounts receivable is comprised of trade receivables from the Company’s customers. Accounts receivable are recorded at the invoiced amount and do not bear interest. The Company established an allowance for bad debt of accounts receivables based on a percentage assigned to aged days outstanding categories. The Company recorded an allowance for doubtful accounts of $140,596 and $122,009 as of June 30, 2026 and 2025, respectively.

Inventory

Inventory consists of parts, work in progress and finished goods. The Company values parts and finished goods at the lower of the actual costs or net realizable value. The Company values work in progress at cost. The Company periodically reviews inventory for obsolete and potentially impaired items. As of June 30, 2026 and 2025, the Company maintained an allowance for slow-moving and inventory obsolescence of $604,799 and $37,420, respectively.

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

The Company accounts for its digital assets, which were comprised solely of Dogecoin, as indefinite-lived intangible assets in accordance with ASC 350-60 (Intangibles – Goodwill and Other – Crypto Assets). The Company had ownership and control over its digital assets and used well-known crypto custodians to secure it.

The Company’s digital assets were initially recorded at cost, with the cost basis determined using the weighted average cost (“WAC”) method. Upon disposal, the cost basis of the digital assets sold was determined using the WAC method.

Digital assets were measured at fair value at each reporting period. The Company determined the fair value of Dogecoin in accordance with ASC 820 (Fair Value Measurement), based on the period-end quoted (unadjusted) prices in the Company’s principal market. Changes in fair value were recognized at each reporting date within the change in fair value of digital assets line item in the statement of operations. Upon disposal, the net cash received was subtracted from the cost basis of assets sold to determine the change in fair value of digital assets for the disposed assets.

ZONE FRONTIER INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025

The vast majority of the Company’s assets were concentrated in its Dogecoin holdings until all Dogecoin tokens were sold on July 20, 2026. Dogecoin is a digital asset, which is a novel asset class that is subject to significant legal, commercial, regulatory and technical uncertainty. Holding Dogecoin did not generate any cash flows and involves custodial fees and other costs. Additionally, the price of Dogecoin has historically experienced significant price volatility, and a significant decrease in the price of Dogecoin adversely affected the Company’s financial condition and results of operations. The Company’s strategy of acquiring and holding Dogecoin also exposed it to counterparty risks with respect to the custody of its Dogecoin, cybersecurity risks, and other risks inherent to holding a digital asset. In particular, the Company was subject to the risk that, if its private keys with respect to its digital assets are lost or destroyed or other similar circumstances or events occur, the Company may have lost some or all of its digital assets, which could have materially adversely affect the Company’s financial condition and results of operations.

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

Intangible Assets

Intangible assets primarily consisted of existing technology, customer relationships, and trademarks obtained as a result of the acquisition on October 17, 2022. Intangible assets with definite lives are amortized based on their pattern of economic benefit over their estimated useful lives and reviewed periodically for impairment. The Company’s trademarks are deemed to have an indefinite life. The estimated useful life of the acquired technology is 15 years while the estimated useful life of the customer relationships is 5 years. In connection with the proposed sale of the CleanCore segment, the Company has fully impaired its intangible assets as of June 30, 2026. See Note 12 for additional details. During the year ended June 30, 2025, as a result of the analysis, the Company recognized an impairment loss of $261,250 on our customer relationship intangible asset.

ZONE FRONTIER INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025

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

In connection with the proposed sale of the CleanCore segment, the Company has fully impaired its intangible assets during the year ended June 30, 2026. The Company compared the estimated future undiscounted cash flows of property and equipment noting that the undiscounted future cash flows were greater than the carrying amount. Therefore, the Company concluded that property and equipment is not impaired for the years ended June 30, 2026 and 2025. See Note 12 for additional details. Subsequent evaluations will be performed annually on June 30, per the Company’s policy.

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

In connection with the proposed sale of the CleanCore segment, the Company obtained a third party valuation of the business and performed a quantitative impairment test. The test indicated that the fair value of the reporting unit was less than the carrying amount. As a result, the Company fully impaired its goodwill balance as of June 30, 2026. See Note 12 for additional details. Subsequent evaluations will be performed annually on June 30, per the Company’s policy.

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

ZONE FRONTIER INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025

Deferred Offering Costs

In accordance with ASC 340-10-S99-1 and SEC Accounting Bulletin Topic 5A, specific incremental costs incurred directly attributable to a proposed offering of securities were deferred. As the pre-funded warrants offering closed on September 5, 2025 (see Note 16), a total of $1,078,967 deferred costs were charged against the gross proceeds of the offering during the year ended June 30, 2026. These offering costs included fees paid to underwriters, attorneys, accountants as well as printers and other third party expenses directly related to the offering. Costs such as management salaries or other general administrative expenses that are not incremental to the offering are expensed as incurred.

Patent Costs

Costs related to filing and pursuing patent applications are expensed as incurred, as recoverability of such expenditures is uncertain. These costs are included in general and administrative expenses.

Advertising Costs

The Company reports as expense the cost of advertising and promoting its services as incurred. Such amounts totaled $276,231 and $92,598 for the year ended June 30, 2026 and 2025, respectively.

Stock-based Compensation

Compensation expense is recognized for all share-based payments to employees and non-employees, including stock options, restricted stock awards, and warrants, in the statements of operation based on the fair value of the awards that are granted. As necessary, the Company’s stock price at the date of grant was estimated using an acceptable valuation technique such as the probability-weighted expected return model. The fair value of stock options and warrants are estimated at the date of grant using the Black-Scholes option-pricing model. The fair value of restricted stock awards is based on the fair market value of the Company’s common stock on the date of grant. Compensation expense for restricted stock awards with performance-based vesting conditions is calculated based on the number of awards that are expected to vest during the performance period if it is probable that the performance metrics will be achieved. Generally, measured compensation cost, net of actual forfeitures, is recognized on a straight-line basis over the vesting period of the related share-based compensation award. The Company accounts for forfeitures of stock-based awards as they occur.

Revenue Recognition

The Company generates revenues from sales of its products and recognizes revenue as control of its products is transferred to its customers, which is generally at the time of shipment based on the contractual terms with the Company’s customers.

The Company provides customer programs and incentive offerings, including growth incentives and volume-based incentives. These customer programs and incentives are considered variable consideration. The Company includes in revenue variable consideration only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the variable consideration is resolved. This determination is made based upon known customer program and incentive offerings at the time of sale and expected sales volume forecasts as it relates to the Company’s volume-based incentives. This determination is updated every reporting period. For the years ended June 30, 2026 and 2025, customer growth and volume-based incentives were minimal.

Certain product sales include a 2-year manufacturer’s warranty that provides the customer with assurance that the product performs as intended. Such warranties are assurance-type warranties and are accounted for as contingencies under ASC 460-10. Refer to Note 13 for warranty reserve.

ZONE FRONTIER INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025

Income Taxes

The Company accounts for income taxes in accordance with income tax accounting guidance Accounting Standards Code (ASC) 740, Income Taxes. The income tax accounting guidance results in two components of income tax expense: current and deferred. Current income tax expense reflects taxes to be paid or refunded for the current period by applying the provisions of the enacted tax law to the taxable income or excess of deductions over revenues. The Company determines deferred income taxes using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and enacted changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense results from changes in deferred tax assets and liabilities between periods. Deferred tax assets are reduced by a valuation allowance if, based on the weight of evidence available, it is more-likely-than-not that some portion or all of a deferred tax asset will not be realized.

Tax positions are recognized if it is more-likely-than-not, based on technical merits, that the tax position will be realized or sustained upon examination. The term “more-likely-than-not” means a likelihood of more than 50%; the terms examined and upon examination also include resolution of the related appeals or litigation processes, if any. A tax position that meets the more-likely-than not recognition threshold is initially and subsequently measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with a taxing authority that has full knowledge of all relevant information. The determination of whether or not a tax position has met the more-likely-than-not recognition threshold considers the facts, circumstances and information available at the reporting date and is subject to management’s judgment.

Net Loss per Share of Common Stock

Basic net loss per common share is calculated by dividing the net loss by the weighted-average number of common shares of each respective class outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options, warrants and convertible debt are considered to be potentially dilutive securities. As of June 30, 2026 and 2025, there were 32,522,386 and 1,729,477, respectively, of potential common stock equivalents excluded from the diluted loss per share calculations as their effect is anti-dilutive. Because the Company has reported a net loss for the years ended June 30, 2026 and 2025, diluted net loss per common share is the same as basic net loss per common share for such years.

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

During the twelve months ended June 30, 2026, the Company operated three Segments:

●	CleanCore, which specializes in the development and production of cleaning products that produce pure aqueous ozone using patented nanobubble technology that is highly effective in cleaning, sanitizing, and deodorizing surfaces and high-touch areas.

●	Treasury, established on September 5, 2025 when the Company adopted a Digital Asset Trading strategy focused on Dogecoin as part of a $175 million private placement offering.

●	Critical AI Infrastructure, announced on June 8, 2026, focused on building data centers to meet the increasing compute needs of AI companies.

ZONE FRONTIER INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025

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

In December 2023, the FASB issued ASU No. 2023-08, Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). ASU 2023-08 requires in-scope crypto assets (including the Company’s dogecoin holdings) to be measured at fair value in the statement of financial position, with gains and losses from changes in the fair value of such crypto assets recognized in the statement of operations each reporting period. ASU 2023-08 also requires certain interim and annual disclosures for crypto assets within the scope of the standards. The Company adopted this guidance effective September 2025.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid, and is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued. The amendments should be applied on a prospective basis although retrospective application is permitted. The Company adopted this pronouncement for the fiscal year beginning July 1, 2025, which did not result in a material impact on its consolidated financial statements.

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

3.	Disaggregated Revenue

The following table disaggregates revenue by product category for the following periods:

	Years Ended June 30,
	2026	2025
Janitorial and Sanitation	$2,967,036	$1,811,870
Other	439,398	260,963
Total Revenue	$3,406,434	$2,072,834

The “Other” category of revenue consists primarily of sales of ice and laundry units, parts, accessories, shipping and handling, and equipment rental income. The following table disaggregates revenue by geographical region for the following periods:

	Years Ended June 30,
	2026	2025
Domestic	$2,624,100	$2,050,283
International	782,334	22,551
Total Revenue	$3,406,434	$2,072,834

ZONE FRONTIER INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025

4. Cash and Cash Equivalents

Cash and cash equivalents consists of the following at:

	June 30, 2026	June 30, 2025
Checking and savings	$12,731,433	1,460,997
Money market	2,703,780	-
Total cash and cash equivalents	$15,435,213	1,460,997

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

The promissory note was a 10% subordinated note with a principal amount of $800,000 bearing interest at ten percent (10%) per annum, payable quarterly, and is due and payable on April 15, 2027. The promissory note was issued at market and therefore, the carrying amount represents fair value. The warrant is for the purchase up to 425,000 shares of the Company’s common stock at an exercise price of $1.25 per share. The Company obtained an external valuation of the warrant noting a fair value of $181,475.

In addition, the transaction included contingent consideration in the form of an earnout of up to $1,250,000 to the extent that Net Sales (as defined in the asset purchase agreement) achieve certain milestones during the five-year period beginning on the closing date. The Company determined that reaching such milestones was not probable as of the acquisition date and therefore, the contingent consideration was not included in the total cost of the assets acquired. If the Company determined that earnout payments would be made, the additional cost would have been allocated to the non-financial assets in the period the payments were determined to be probable.

The total cost of the assets was allocated to the acquired assets in accordance with ASC 850-50, Acquisition of Assets Rather than a Business, as follows:

Asset	Allocated Cost
Accounts receivable	$272,658
Inventory	348,222
EOTA license	339,877
Trade name	324,428
Distribution agreements	278,082
Total	$1,563,267

The accounts receivable was assessed for collectability and recorded at fair value as of the closing date. Similarly, inventory was reviewed for obsolescence and recorded at fair value as of the closing date.

The EOTA license allowed the Company to sell ozone products in the European Union (“EU”). The EOTA license was to be amortized over an estimated useful life of five years.

Sanzonate’s trade name was continue to be used, as necessary, when customers had preexisting relationship with Sanzonate. The trade name was to be amortized over an estimated useful life of five years.

ZONE FRONTIER INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025

Sanzonate’s distribution agreements were agreements with distributors in the EU that sell product to end users. The Company utilized the existing distributors, but also expanded on both distributors and non-distributor customers in the EU. The distribution agreements were to be amortized over an estimated useful life of five years.

The Company engaged a third-party valuation firm to determine the fair values of the intangible assets. The intangible assets were valued using a discounted cash flow method. Key inputs and assumptions include projected cash flows and the discount rate used to calculate the present value of such cash flows. In addition, all long-lived assets were tested for impairment when events and circumstances indicated the assets might be impaired.

6. Accounts Receivable, Net

Accounts receivable, net consists of the following at:

	June 30, 2026	June 30, 2025
Trade accounts receivable	$598,899	$779,692
Allowance for doubtful accounts	(140,596)	(122,009)
Total accounts receivable, net	$458,303	$657,683

7. Note Receivable, Related Party

	June 30, 2026	June 30, 2025
Note receivable	$1,000,000	$-
Total note receivable	$1,000,000	$-

On February 20, 2026, the Company entered into a loan agreement with a company to which a significant shareholder, Devlin DeFrancesco, is a paid advisor. The loan agreement is for $1,000,000 for one year, with a maturity date of February 20, 2027, paying interest monthly at an annualized rate of 15%. No principal payments have been received or are due until the maturity date. Through June 30, 2026, the Company has received $24,980 in interest payments and accrued for $12,500 at June 30, 2026.

8. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consists of the following at:

	June 30, 2026	June 30, 2025
Prepaid inventory parts	$447,927	$27,510
Prepaid insurance	367,495	46,141
Prepaid certification and fees	89,272	101,141
Prepaid other	1,616	52,772
Total prepaid expenses and other current assets	$906,310	$227,564

9. Inventory

Inventory consists of the following at:

	June 30, 2026	June 30, 2025
Parts	$838,683	$386,510
Finished goods	675,335	998,603
Inventory reserve	(604,799)	(37,420)
Total inventory, net	$909,219	$1,347,693

The Company values inventory at the balance sheet date using the weighted average method. The Company recorded an inventory reserve of $604,799 and $37,420 as of June 30, 2026 and 2025, respectively.

ZONE FRONTIER INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025

10. Digital Assets

	June 30, 2026	June 30, 2025
Number of Dogecoin held	464,482,677	-
Digital assets carrying fair value	$33,480,376	$-
Digital assets cost basis	$110,848,335	$-
Unrealized loss on digital assets	$(77,367,959)	$-
Loss on digital assets	$(38,950,404)	$-
Change in fair value of digital assets	$(116,318,363)	$-

During the year ended June 30, 2026, the company sold an aggregate of 198,578,224 units of Dogecoin for net proceeds of $18,237,782 and transferred 70,000,000 units in exchange for $6,788,908 of professional services, resulting in a loss of $38,950,404, which is included in Change in Fair Value of Digital Assets on the Financial Statements.

The fair value per share used to compute the digital assets carrying fair value as of June 30, 2026 was $0.072081.

The Company sold all remaining Dogecoin for approximately $33.4 million dollars on July 20, 2026.

11.	Property and Equipment, Net

Property and equipment, net, consist of the following at:

	June 30, 2026	June 30, 2025
Equipment	$65,829	$36,281
Leasehold improvements	7,806	7,806
Total	73,635	44,087
Less: accumulated depreciation	(19,876)	(11,539)
Total property and equipment, net	$53,759	$32,548

Depreciation expense related to property and equipment was $16,344 and $10,414 for the years ended June 30, 2026 and 2025, respectively.

12.	Intangible Assets

Intangible assets consist of the following at:

	June 30, 2026	June 30, 2025
Technology	$600,000	$600,000
Customer relationships	586,831	586,831
Trademarks	904,428	904,428
License	339,576	339,576
Total	2,430,835	2,430,835
Less: accumulated amortization	(701,169)	(456,326)
Total intangible assets, net, prior to impairment	1,729,666	1,974,509
Impairment of intangibles	(1,729,666)	-
Total intangible assets, net	$-	$1,974,509

The Company held 15 patents, which are included in technology. These patents covered the functions of the Company’s products that allow its machines to produce the ozone in the form of nanobubbles.

During the quarter ended June 30, 2026, the Company’s Board of Directors authorized management to initiate a plan to pursue the strategic sale of its CleanCore segment. The decision to divest this segment represents a triggering event under ASC 350, requiring an evaluation of the associated goodwill and long-lived intangible assets for impairment.

ZONE FRONTIER INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025

In connection with the proposed sale of the CleanCore segment, management obtained a formal valuation report from an independent third party valuation firm. The valuation report estimated the fair value of the reporting unit on a going-concern basis in the context of a potential asset or stock divestiture transaction. The fair value was determined using the Market Approach which is based on implied transaction and revenue multiples of comparable publicly traded businesses.

Due to significant unobservable inputs used to evaluate market-participant parameters, these measurements are classified as Level 3 within the fair value hierarchy. The valuation report indicated that the implied market and transaction values for the reporting unit were lower than previously projected, primarily driven by adjusted expectations from strategic buyers in the current market environment.

Because the carrying value of the reporting unit exceeded its calculated fair value, the Company recognized non-cash impairment charges of $2,237,910 to completely write down all of goodwill and $1,748,969 to fully impair all intangibles assigned to the CleanCore segment. These charges are presented within Goodwill Impairment and General and Administrative expenses, respectively, in the consolidated statement of operations. Following these adjustments, the carrying value of goodwill and intangibles for this segment is $0.00.

As a result of the Company’s annual impairment evaluation, an impairment loss on customer relationships of $261,250 was recorded as of June 30, 2025.

Amortization expense related to intangibles was $249,541 and $193,364 for the years ended June 30, 2026 and 2025, respectively.

13.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at:

	June 30, 2026	June 30, 2025
Accounts payable	$466,327	$909,294
Accrued interest	17,215	44,459
Accrued payroll and related expenses	130,722	111,437
Warranty reserve	44,635	69,734
Accrued legal	30,000	70,425
Contract termination	-	100,000
Other accrued expenses	31,168	74,936
Total accounts payable and other accrued expenses	$720,067	$1,380,285

On June 6, 2025, the Company entered into a settlement and release agreement with its former Chief Executive Officer, which was effective June 21, 2025. This settlement required the Company to issue shares of common stock to an unrelated third party (Note 15) and released claims by each party, therefore the Company released the $112,005 pending litigation accrual into miscellaneous income for the year ended June 30, 2025.

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

ZONE FRONTIER INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025

On May 31, 2024, Burlington and Walker Water LLC (“WW”) entered into an allonge, assignment and agreement (the “Burlington Assignment Agreement”), pursuant to which Burlington agreed to transfer $633,840 of the note to WW. The Burlington Assignment Agreement also provided that the Company make a payment of $900,000 on May 31, 2024 to Burlington to reduce the principal amount of the note by $480,667 and pay the outstanding accrued interest of $419,333 in full. Also on May 31, 2024, the Company issued an amended and restated promissory note to Burlington (the “Burlington Note”). The Burlington Note has a new principal amount of $2,366,160, accrues interest at 8.5% per annum from October 17, 2022 (the date of the original note), which shall increase to 10% upon an event of default, and requires quarterly payments in the amount of $100,000 over the course of the next two and a half years, with a final payment of $1,396,881 due on April 1, 2027. The Burlington Note may be prepaid at any time with no pre-payment penalty and contains customary events of default for a note of this type. Although the Company did not timely make certain payments as required under the Burlington Note, Burlington has agreed to waive any default caused by such lack of payment and has not accelerated payment under the Burlington Note. On June 30, 2025, the Company and Burlington entered into conversion agreements pursuant to which the quarterly payments of $100,000 that were due on each of January 1, 2025, April 1, 2025 and July 1, 2025 were converted into an aggregate of 133,500 shares of the Company’s common stock. On August 27, 2025, the Company and Burlington entered into a conversion agreement pursuant to which all remaining principal and accrued interest due under the Burlington Note in the amount of $1,785,342 was converted into 1,000,000 shares of common stock.

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

On April 16, 2025, the Company entered into subscription agreements with several accredited investors for the purchase of (i) 12% unsecured promissory notes in the aggregate principal amount of $1,010,000 and (ii) five-year warrants to purchase an aggregate of 134,666 shares of the Company’s common stock at an exercise price of $1.06 per share for an aggregate purchase price of $1,010,000. The notes bear interest at a rate of 12% per annum, payable quarterly, and are due and payable on April 16, 2027. On August 26, 2025, the Company and the holder of a 12% unsecured promissory note in the principal amount of $350,000 entered into a conversion agreement pursuant to which all remaining principal and accrued interest due under this note in the amount of $405,417 was converted into 85,366 shares of common stock. On September 5, 2025, the outstanding principal balance of the remaining notes of $660,000 and accrued interest balance of $14,300 was paid in full. On June 6, 2025, the Company entered into a subscription agreement with an accredited investor for the purchase of (i) a 12% unsecured promissory note in the principal amount of $500,000 and (ii) a five-year warrant to purchase 66,667 shares of the Company’s common stock at an exercise price of $1.06 per share for a purchase price of $500,000. The note bears interest at a rate of 12% per annum, payable quarterly, and is due and payable on June 6, 2027. On August 26, 2025, the Company and the holder entered into a conversion agreement pursuant to which all remaining principal and accrued interest due under this note in the amount of $579,167 was converted into 243,902 shares of common stock.

ZONE FRONTIER INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025

On June 30, 2025, the Company issued to an accredited investor (i) an original issue discount promissory note in the principal amount of $520,000 and (ii) a five-year warrant to purchase 25,000 shares of the Company’s common stock at an exercise price of $2.00 per share for a purchase price of $500,000. This note is due and payable on October 10, 2025 and accrues interest at a rate of 15% per annum. On August 26, 2025, the Company and the holder entered into a conversion agreement pursuant to which all remaining principal and accrued interest due under this note in the total amount of $532,181 was converted into 126,829 shares of common stock.

Line of Credit

On June 28, 2024, the Company entered into a loan agreement with Arbor Bank for a revolving line of credit in the amount of $100,000 with a variable interest rate tied to the U.S. Prime Rate. Monthly payments of accrued interest were due beginning July 28, 2024. The principal and any outstanding accrued interest were due in full on June 28, 2025. The Company drew on the line during May 2025 and paid the outstanding balance and interest in full as well as terminated the line of credit in June 2025. Total interest payments during the year ended June 30, 2025 were $199.

15.	Related Party Transactions

As of June 30, 2026 and 2025, the Company had a short-term amount due to Clayton Adams, its Chief Executive Officer and founder, in the amount of $1,619 and $41,895, respectively, for operational expenses paid by a credit card in his name. The Company has a verbal agreement with Mr. Adams to pay the credit card charges directly to the issuing financial institution as they become due and is current on these payments.

On October 17, 2022, the Company entered into a consulting agreement with Birddog Capital, LLC (“Birddog”), a limited liability company owned by Clayton Adams, pursuant to which the Company engaged Birddog to provide management services to the Company. Pursuant to the consulting agreement, the Company agreed to pay Birddog a monthly fee of $6,000 commencing on October 17, 2022. The Company also agreed to reimburse Birddog for all pre-approved business expenses. The term of the consulting agreement was for one (1) year. On April 1, 2024, the Company entered into a new consulting agreement with Birddog which provides for a monthly fee of $22,000. In addition, the Company agreed to pay Birddog $175,000 upon completion of the initial public offering and grant Birddog 500,000 restricted stock units, with 250,000 shares vesting immediately and 250,000 shares vesting eighteen months after issuance. The Company did not make such payment or issue such shares upon completion of the initial public offering. On June 11, 2025, the Company and Birddog entered into an amendment to the consulting agreement, pursuant to which the Company agreed to pay Birddog a monthly fee of $22,000 and deferred expenses of up to $25,000. The Company also agreed to issue to Clayton Adams 500,000 restricted stock units, vesting immediately, and agreed to pay Birddog $175,000 no earlier than August 1, 2025 and no later than December 31, 2025. The Company paid the $175,000 in full in August 2025. On September 5, 2025, the Company entered into an Executive Employment Agreement with Clayton Adams, which immediately nullified the consulting agreement which was set to expire on October 23, 2025.

On July 27, 2023, the Company agreed to purchase approximately $105,000 worth of inventory from Nebraska C. Ozone, LLC, a related party business owned by Lisa Roskens, a significant stockholder and the principal officer of Burlington, due to an open purchase order that the Company’s predecessor had with an inventory vendor that was not included in the liabilities assumed from the predecessor per the terms of the acquisition purchase agreement. The inventory is to be purchased as needed, consistent with other inventory purchases. However, if the entire $105,000 amount is not purchased by March 31, 2024, the balance at that date begins accruing interest at a rate of seven percent (7%) per annum until it is paid in full. As of June 30, 2026 and 2025, the Company has purchased $12,578 of the inventory, with an outstanding payable balance of $105,000, and has an accrued interest balance of $17,215 and $9,843, respectively.

On March 26, 2024, the Company entered into a loan agreement with Clayton Adams, pursuant to which the Company issued a revolving credit note to Mr. Adams in the principal amount of up to $500,000. Pursuant to the loan agreement and note, Mr. Adams agreed to provide advances to the Company upon request during the period commencing on April 25, 2024 and continuing until the second anniversary of such date, or the maturity date. This note accrues simple interest on the outstanding principal amount at the rate of 8% per annum, with all principal and interest due on the maturity date; provided that upon an event of default (as defined in the note), such rate shall increase to 13%. The Company may prepay the note at any time without penalty or premium. The note is unsecured and contains customary events of default for a loan of this type. Through the expiration of this note in April 2026, no advances were made and the note was not renewed.

ZONE FRONTIER INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025

On December 24, 2024, the Company issued a promissory note in the principal amount of $316,920 to Gary Hollst, the Company’s Chief Revenue Officer. The note was originally due and payable on May 31, 2025 and did not accrue interest. On May 2, 2025, the note was amended and restated in its entirety and the Company issued to Mr. Hollst an amended and restated promissory note in the principal amount of $342,154.57. The amended and restated promissory note was due and payable on May 31, 2026 and accrued interest at a rate of 8.5% per annum. The amended and restated promissory note could be converted at the holder’s option at any time into shares of the Company’s common stock at a conversion price of $1.12 (subject to standard adjustments for stock splits, stock dividends, reclassifications and similar transactions). On June 2, 2025, all principal and interest due under the amended and restated promissory note in the amount of $344,625 was converted into 307,701 shares of the Company’s common stock, which shares were subsequently surrendered by Mr. Hollst and cancelled.

On December 24, 2024, the Company issued a 20% original issue discount promissory note in the principal amount of $415,241 to Clayton Adams. On January 27, 2025, Mr. Adams entered into a note sale assignment and cancellation agreement with Travis Buchanan, the Company’s President, pursuant to which Mr. Adams sold and assigned $125,000 of the note to Mr. Buchanan for a purchase price of $100,000. Following such assignment, the Company issued a 20% original issue discount promissory note in the principal amount of $290,241.25 to Mr. Adams. This note accrues interest at a rate of 8% per annum; provided that upon an event of default (as defined in the note), such interest rate shall increase to 15% per annum. The note was originally due and payable on June 30, 2025. On May 2, 2025, the parties entered into an amendment pursuant to which the maturity date was changed to require repayment with sixty (60) days of written demand from Mr. Adams. The note may be prepaid at any time without premium or penalty, is unsecured, and contains customary events of default for a loan of this type. On September 5, 2025, the outstanding principal balance and accrued interest due in the amount of $304,295 was paid in full. Following the assignment described above, the Company issued a 20% original issue discount promissory note in the principal amount of $125,000 to Mr. Buchanan. This note accrues interest at a rate of 8% per annum; provided that upon an event of default (as defined in the note), such interest rate shall increase to 15% per annum. The note was originally due and payable on June 30, 2025. On May 2, 2025, the parties entered into an amendment pursuant to which the maturity date was changed to require repayment with sixty (60) days of written demand from Mr. Buchanan. The note may be prepaid at any time without premium or penalty, is unsecured, and contains customary events of default for a loan of this type. On September 5, 2025, the outstanding principal balance of this note and accrued interest due in the amount of $131,053 was paid in full. ACME People Company, a company owned and controlled by Travis Buchanan, the Company’s President, participated in the private placement of promissory notes and warrants that was completed on April 16, 2025 (see Note 11) and was issued (i) a 12% unsecured promissory note in the principal amount of $10,000 and (ii) a five-year warrant to purchase 1,333 shares of the Company’s common stock at an exercise price of $1.06 per share. On September 5, 2025, the outstanding principal balance of this note and accrued interest due in the amount of $10,217 was paid in full.

On September 5, 2025, the Company entered into an option agreement with Clayton Adams, pursuant to which the Company granted Mr. Adams an irrevocable option to elect, in his sole discretion, at any time commencing on the date that is one hundred eighty (180) days after the closing of the offering that was completed on September 5, 2025, and ending on the third (3rd) anniversary of such date, to either (i) direct the Company to consummate a spin-off of the Company’s business and operations as conducted immediately prior to the closing of such offering, excluding any digital asset treasury business or other business lines commenced after such date, and including all assets, liabilities and employees primarily related thereto (the “Legacy Business”), or (ii) acquire, or cause one or more entities designated by Mr. Adams to acquire, the Legacy Business at a price proposed by Mr. Adams that he believes falls within a range that is considered fair, from a financial point of view, for the Legacy Business and that is confirmed as fair from a financial point of view by a fairness opinion (the “Option Price”). The Option Price will assume that the Legacy Business will have at least $500,000 in unrestricted cash and cash equivalents at the time of such spin-off or acquisition, and if the unrestricted cash and cash equivalents of the Legacy Business are less than such amount, the Option Price shall be reduced, dollar for dollar, by the amount of such shortfall. In accordance with ASC 718 (Share-based Compensation) and ASC 815 (Derivatives and Hedging), as the contingent arrangement has no economic value at grant or exercise, no accounting treatment is required by the Company as of June 30, 2026.

On February 20, 2026, the Company entered into a loan agreement with a company to which a significant shareholder, Devlin DeFrancesco, is a paid advisor. The loan agreement is for $1,000,000 for one year, with a maturity date of February 20, 2027, paying interest monthly at an annualized rate of 15%. No principal payments have been received or are due until the maturity date.

Intercompany Promissory Note

In connection with the acquisition of the assets of Sanzonate, on April 15, 2025, CleanCore Global issued a 7% unsecured promissory note in the principal amount of $475,000 to CleanCore US. The note bears interest at a rate of 7% per annum commencing on April 15, 2025 with all principal and interest due and payable on April 15, 2030. The note may be prepaid at any time without premium or penalty, is unsecured, and contains customary events of default for a loan of this type. As of June 30, 2026 and 2025, the outstanding principal balance of this note is $475,000 and it has an accrued interest balance of $42,117 and $6,728, respectively. This loan and related interest is eliminated in consolidation.

ZONE FRONTIER INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025

16.	Stockholders’ Equity

On October 13, 2025, the Company filed Amended and Restated Articles of Incorporation which (i) removed the dual class structure of the Company’s common stock and (ii) increased the number of shares of common stock that the Company is authorized to issue to 6,942,000,000 shares. Accordingly, as of June 30, 2026, the Company’s authorized capital stock consists of 6,942,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of “blank check” preferred stock, par value $0.0001 per share. In connection with this change, all shares of the Company’s class B common stock were reclassified as common stock. Accordingly, all references herein to “common stock” issued prior to October 13, 2025 are to the Company’s prior class B common stock.

Common Stock

For the Year Ended June 30, 2026

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

On May 26, 2026, the Company issued 1,195,000 shares of common stock upon the cashless exercise of a pre-funded warrant issued on September 5, 2025.

During the year ended June 30, 2026, the Company issued an aggregate of 10,900,000 shares of common stock to service providers.

During the year ended June 30, 2026, the Company issued an aggregate of 44,114 shares of common stock upon the cashless exercise of other warrants.

During the year ended June 30, 2026, the Company issued an aggregate of 300,686 shares of common stock upon the exercise of warrants for proceeds of $370,288.

During the year ended June 30, 2026, the Company issued an aggregate of 1,871,681 shares of common stock upon the settlement of debt in the amount of $4,089,692 (see also Notes 14 and 15).

During the year ended June 30, 2026, the Company issued an aggregate of 14,765,000 shares of common stock upon the grant of restricted stock awards under the 2022 Plan, as described in more detail below.

During the year ended June 30, 2026, the Company issued an aggregate of 620,360 shares of common stock upon the vesting of restricted stock unit awards granted under the 2022 Plan.

During the year ended June 30, 2026, the Company issued an aggregate of 10,915,473 shares of common stock under the Sales Agreement for gross proceeds of $28,111,924 and net proceeds of approximately $27,270,267.

ZONE FRONTIER INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025

As of June 30, 2026, there were 226,050,057 shares of common stock issued and outstanding.

For the Year Ended June 30, 2025

On July 12, 2024, the Company issued 5,000 shares of common stock upon vesting of a restricted stock unit award granted under the Company’s 2022 Equity Incentive Plan, as amended.

On September 19, 2024, the Company issued 4,166 shares of common stock upon vesting of a restricted stock unit award granted under the 2022 Plan.

On October 19, 2024, the Company issued 4,166 shares of common stock upon vesting of a restricted stock unit award granted under the 2022 Plan.

On October 30, 2024, 270,000 shares of class A common stock were converted into 270,000 shares of common stock.

On November 19, 2024, the Company issued 4,166 shares of common stock upon vesting of a restricted stock unit award granted under the 2022 Plan.

On December 18, 2024, the Company issued 18,000 shares of common stock upon vesting of a restricted stock unit award granted under the 2022 Plan.

On December 19, 2024, the Company issued 4,166 shares of common stock upon vesting of a restricted stock unit award granted under the 2022 Plan.

On January 2, 2025, the Company issued 20,000 shares of common stock pursuant to the terms of a separation agreement with the Company’s former Chief Executive Officer.

On January 2, 2025, the Company issued 75,000 shares of common stock upon vesting of a restricted stock unit award granted under the 2022 Plan.

On January 19, 2025, the Company issued 4,166 shares of common stock upon vesting of a restricted stock unit award granted under the 2022 Plan.

On February 19, 2025, the Company issued 4,166 shares of common stock upon vesting of a restricted stock unit award granted under the 2022 Plan.

On March 19, 2025, the Company issued 4,166 shares of common stock upon vesting of a restricted stock unit award granted under the 2022 Plan.

On April 1, 2025, the Company issued an aggregate of 14,618 shares of common stock upon vesting of restricted stock unit awards granted under the 2022 Plan.

On April 15, 2025, the Company issued 50,000 shares of common stock pursuant to a restricted stock award and 20,000 shares of common stock upon vesting of a restricted stock unit award granted under the 2022 Plan.

On April 19, 2025, the Company issued 4,166 shares of common stock upon vesting of a restricted stock unit award granted under the 2022 Plan.

On May 6, 2025, the Company issued an aggregate of 13,172 shares of common stock pursuant to restricted stock awards granted under the 2022 Plan.

On May 19, 2025, the Company issued 4,166 shares of common stock upon vesting of a restricted stock unit award granted under the 2022 Plan.

On May 30, 2025, the Company issued an aggregate of 271,657 shares of common stock upon the exercise of warrants for proceeds of $339,171.

On June 2, 2025, the Company issued 307,701 shares of common stock upon conversion of the amended and restated promissory note issued on May 2, 2025 (see Note 12).

ZONE FRONTIER INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025

On June 3, 2025, the Company issued 1,875,795 shares of class A common stock to Clayton Adams upon the cashless exercise of stock options.

On June 9, 2025, the Company issued 13,333 shares of common stock upon the exercise of warrants for proceeds of $14,133.

On June 11, 2025, the Company issued 46,667 shares of common stock upon the exercise of warrants for proceeds of $49,467.

On June 11, 2025, the Company issued 500,000 shares of common stock pursuant to a restricted stock award granted under the 2022 Plan.

On June 19, 2025, the Company issued 4,166 shares of common stock upon vesting of a restricted stock unit award granted under the 2022 Plan.

On June 21, 2025, the Company issued 200,000 shares of common stock pursuant to the terms of a settlement agreement with the Company’s former Chief Executive Officer.

On June 30, 2025, the Company issued 133,500 shares of common stock to Burlington upon the conversion of quarterly payments of $100,000 that were due on each of January 1, 2025, April 1, 2025 and July 1, 2025 under the terms of the amended and restated promissory note issued to Burlington on May 31, 2024 (see Note 11).

As of June 30, 2025, there were 1,875,795 shares of class A common stock and 9,961,227 shares of common stock issued and outstanding.

2022 Equity Incentive Plan

On September 16, 2022, the Company’s board of directors adopted the 2022 Plan, which was adopted by stockholders on November 18, 2022, which reserved a total of 1,736,819 share of the Company’s common stock for issuance. On January 3, 2024, the Company adopted an amendment to the 2022 Plan, which increased the total shares of common stock available for grant to 3,240,000. Additionally, the number of shares of common stock available for issuance under the 2022 Plan will automatically increase on January 1 of each calendar year during the term of the 2022 Plan by an amount equal to 5% of the total number of shares of common stock issued and outstanding on December 31 of the immediately preceding calendar year. On January 1, 2025, the number of shares reserved under the 2022 Plan was increased to 3,653,529 pursuant to this provision. On June 5, 2025, the number of shares reserved under the 2022 Plan was increased to 5,000,000 upon stockholder approval of such increase on such date, and on October 13, 2025, the number of shares reserved under the 2022 Plan was increased again by 20,000,000 to a total of 25,000,000. On January 1, 2026, the number of shares reserved under the 2022 Plan was increase to a total of 35,521,218 due to the automatic annual increase provision.

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

Stock Options

During the year ended June 30, 2026, no options were issued.

During the year ended June 30, 2026, a holder exercised a stock option issued under the 2022 Plan on a cashless basis for 90,172 shares of common stock, resulting in the forfeiture of 29,828 options. In addition, an aggregate of 238,125 options were forfeited following termination of service.

During the year ended June 30, 2025, the Company issued options to purchase 150,000 shares of common stock at an exercise price of $3.73 per share under the 2022 Plan, of which 15,000 shares vest upon grant and the remaining shares vest over 24 months. During the same year, options to purchase an aggregate of 461,875 shares of common stock were forfeited. In addition, options to purchase 2,000,000 shares of class A common stock were exercised on a cashless basis resulting in the issuance of 1,875,795 shares of class A common stock and the cancellation of the remaining 124,205 options.

ZONE FRONTIER INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025

Warrants

For the Year Ended June 30, 2026

On September 5, 2025, the Company completed an offering of pre-funded warrants to purchase an aggregate of 175,000,420 shares of common stock for aggregate gross proceeds of $175,000,420, of which $148,650,530 was paid in cash and $26,349,890 was paid in cryptocurrency. After deducting placement agent fees, reimbursed expenses, and other offering expenses from the total gross proceeds, including both cash and cryptocurrency gross proceeds, the Company received net proceeds of approximately $164,257,145. The prefunded warrants have a nominal exercise price of $0.0001 (subject to standard adjustments for stock splits, stock dividends, recapitalizations, mergers and similar transactions), include a cashless exercise provision, and may be exercised at any time until all of the pre-funded warrants are exercised in full. On September 23, 2025, 163,805,420 of the prefunded warrants were exercised for 163,805,420 shares of common stock. On October 13, 2025, 5,000,000 of the pre-funded warrants were exercised on a cashless basis for 4,999,750 shares of common stock, resulting in the forfeiture of 250 pre-funded warrants. On May 26, 2026, 1,195,000 of the pre-funded warrants were exercised for 1,195,000 shares of common stock. During the year ended June 30, 2026, the Company reassessed the accounting classification of its remaining outstanding pre-funded warrants issued in September 2025. The Company determined that the warrants met the requirements for equity classification under ASC 815-40 and therefore should be presented within stockholders’ equity. Accordingly, the Company reclassified approximately $5.0 million from Pre-Funded Warrant Liability to Additional Paid-In Capital. The reclassification did not impact previously reported net income (loss), earnings (loss) per share, cash flows, total assets, or total stockholders’ equity.

In connection with this offering and as partial compensation for their services, on September 5, 2025, the Company issued a five-year warrant to purchase 3,150,008 shares of common stock to Maxim Group LLC and a five-year warrant to purchase 2,100,005 shares of common stock to Curvature Securities LLC and its affiliates. These warrants have an exercise price of $1.33 (subject to standard adjustments for stock splits, stock dividends, recapitalizations, mergers and similar transactions) and may be exercised on a cashless basis if there is no effective registration statement registering the shares underlying the warrants or the prospectus contained therein is not available for the resale of such shares by the holder. On June 24, 2026, the exercise price of the warrants issued to Maxim Group LLC were revised to $0.90 while the exercise price of the warrants issued to Curvature Securities LLC and affiliates was revised to $1.18. The total impact to stock comp expense as a result of repricing the warrants was $346,502.

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

During the year ended June 30, 2026, an aggregate of 300,686 previously issued warrants were exercised for proceeds of $370,288. In addition, an aggregate of 44,114 other warrants were exercised on a cashless basis, resulting in the forfeiture of 55,886 warrants.

For the Year Ended June 30, 2025

On July 11, 2024, the Company issued four warrants for the purchase of 25,000 each (100,000 in the aggregate) at exercise prices of $2.20, $3.00, $4.00 and $5.00, respectively (subject to adjustments for stock dividends, stock splits, mergers, consolidations and similar transactions).

ZONE FRONTIER INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025

On April 15, 2025, Company issued a five-year warrant for the purchase of 425,000 shares of common stock at an exercise price of $1.25 per share (subject to adjustments for stock dividends, stock splits, mergers, consolidations and similar transactions) in connection with the acquisition of the assets of Sanzonate. Subsequently, an aggregate of 271,657 warrants were exercised for cash proceeds of $339,571.

On April 16, 2025, the Company issued five-year warrants for the purchase of an aggregate of 134,666 shares of common stock at an exercise price of $1.06 per share (subject to adjustments for stock dividends, stock splits, mergers, consolidations and similar transactions). Subsequently, an aggregate of 60,000 warrants were exercised for cash proceeds of $63,600.

On June 6, 2025, the Company issued a five-year warrant for the purchase of 66,667 shares of common stock at an exercise price of $1.06 per share (subject to adjustments for stock dividends, stock splits, mergers, consolidations and similar transactions).

On June 9, 2025, the Company issued to Boustead Securities, LLC (“Boustead”), the representative of the underwriters in the Company’s initial public offering (i) a five-year warrant for the purchase of 29,750 shares of common stock at an exercise price of $1.25 per share (subject to adjustments for stock dividends, stock splits, mergers, consolidations and similar transactions) and (ii) a five-year warrant for the purchase of 9,426 shares of common stock at an exercise price of $1.06 per share (subject to adjustments for stock dividends, stock splits, mergers, consolidations and similar transactions) as part of a settlement agreement.

On June 30, 2025, the Company issued a five-year warrant for the purchase of 25,000 shares of common stock at an exercise price of $2.00 per share (subject to adjustments for stock dividends, stock splits, mergers, consolidations and similar transactions).

Restricted Stock Awards

For the Year Ended June 30, 2026

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

ZONE FRONTIER INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025

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

On March 17, 2026, the Company granted a restricted stock award under the 2022 Plan for 6,860,914 shares of common stock, which vest half on the one year anniversary and the remainder vest over 8 quarters commencing June 17, 2027.

For the Year Ended June 30, 2025

On September 19, 2024, the Company granted a restricted stock unit award under the 2022 Plan for 295,000 shares of common stock, of which 150,000 shares will vest in equal parts over the course of thirty-six (36) months, with 1/36th vesting each month commencing on the grant date and thereafter on the same day of the month as the grant date, and the remaining shares will vest as the Company achieves certain sales targets in a twelve-month period.

On January 2, 2025, the Company granted a restricted stock unit award under the 2022 Plan for 200,000 shares of common stock, of which 75,000 shares vested on the date of grant, and the remaining shares will vest quarterly over three years.

On March 20, 2025, the Company granted a restricted stock unit award under the 2022 Plan for 16,807 shares of common stock which will vest quarterly over one year commencing on April 1, 2025.

On April 15, 2025, the Company granted a restricted stock unit award under the 2022 Plan for 100,000 shares of common stock, of which 20,000 shares vested immediately and the remaining shares will vest quarterly over two years.

On April 15, 2025, the Company granted a restricted stock award under the 2022 Plan for 50,000 shares of common stock, all of which vested in full on the date of grant.

On May 6, 2025, the Company granted restricted stock awards under the 2022 Plan for an aggregate of 13,172 shares of common stock, all of which vested in full on the date of grant.

On May 6, 2025, the Company granted a restricted stock unit award under the 2022 Plan for 90,000 shares of common stock which will vest quarterly over one year commencing on July 1, 2025.

On June 2, 2025, the Company granted a restricted stock award under the 2022 Plan for 307,701 shares of common stock, all of which vested in full on the date of grant.

On June 11, 2025, the Company granted a restricted stock award under the 2022 Plan for 500,000 shares of common stock, all of which vested in full on the date of grant.

The information presented in the following table represents the restricted stock awards, including performance-based awards, granted and outstanding during the period:

	Performance- Based Restricted Shares	Service-Based Restricted Shares	Weighted Average Grant Date Fair Value
Beginning balance	235,000	128,000	3.09
Granted	145,000	1,337,680	2.82
Forfeited	-	-	-
Vested	-	(1,089,658)	3.07
Outstanding, unvested grants at June 30, 2025	380,000	376,022	$2.01
Granted	100,000	22,280,254	2.07
Forfeited	-	(909,621)	1.95
Vested	-	(14,393,736)	2.23
Outstanding, unvested grants at June 30, 2026	480,000	7,352,919	$1.05

ZONE FRONTIER INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025

Stock-based Compensation

Stock options and warrants are granted at the fair market value of the underlying common stock on the date of grant. The Company recognizes compensation expense for these awards using the straight-line recognition method over the vesting period.

The fair value of stock options and warrants was estimated at the date of grant using a Black-Scholes option-pricing model with the following weighted average assumptions for the years ended June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
Risk-free interest rate	3.61%	4.14%
Dividend yield	0.0%	0.0%
Expected volatility	47.57%	47.42%
Expected life of awards	5.0 years	4.6 years
Fair value of awards granted during the year	$2.31	$1.79

The risk-free interest rate is based on U.S. government issues with a remaining term equal to the expected life of the awards. The determination of expected volatility is based on historical volatility of an appropriate industry sector index. The weighted average expected term was estimated for options using the average of the vesting term and contractual term of the awards.

	Warrants	Stock Options	Weighted Average Remaining Life (years)	Weighted Average Exercise Price
Outstanding, June 30, 2024 (2,738,472 shares exercisable)	87,000	3,295,000	3.30	$4.17
Granted	790,509	-	4.76	1.54
Granted	-	150,000	1.93	3.73
Cancelled	-	(124,205)	-	0.25
Forfeited	-	(461,875)	-	3.14
Exercised	(331,657)	(1,875,795)	-	0.40
Outstanding, June 30, 2025 (1,242,741 shares exercisable)	546,352	983,125	3.30	$2.71
Granted	199,500,480	-	0.32	0.09
Cancelled	(5,306,149)	-	-	1.36
Cancelled	-	(267,953)	-	3.75
Exercised	-	(90,172)	-	1.74
Exercised	(170,344,970)	-	-	0.003
Outstanding, June 30, 2026 (25,006,269 shares exercisable)	24,395,713	625,000	3.28	$0.93

The aggregate intrinsic value of the 25,006,269 shares exercisable at June 30, 2026 was $20,505,140. The intrinsic value and total cash received of awards exercised for the year ended June 30, 2026 was $139,756,816 and $370,288, respectively. The aggregate intrinsic value of the 1,242,741 shares exercisable at June 30, 2025 was $3,019,860. The intrinsic value and total cash received of awards exercised for the year ended June 30, 2025 was $5,364,108 and $403,171, respectively.

Total stock compensation expense for the year ended June 30, 2026 was $9,227,013. Total stock compensation expense for the year ended June 30, 2025 was $3,203,230. In addition, $45,986,614 of warrants issued to brokers and investment managers during the year ended June 30, 2026 were recorded as an offset to equity. As of June 30, 2026, total unrecognized stock compensation expense was $3,251,616 with the weighted average period over which it is expected to be recognized of 2.23 years.

ZONE FRONTIER INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025

17.	Net Loss Per Share

The following table sets forth the computation of basic and dilutive net income per share of common stock:

	2026	2025
Basic and Diluted Net Loss Per Share	Common Stock	Class A	Common Stock
Numerator
Allocation of undistributed loss	$(174,160,864)	$(180,510)	$(6,561,765)
Denominator
Weighted average number of shares used in per share computation	167,097,047	228,891	8,320,481
Basic and diluted net loss per share	$(1.04)	$(0.79)	$(0.79)

18.	Segment Information

During the twelve months ended June 30, 2026, the Company operated three Segments:

●	CleanCore, which specializes in the development and production of cleaning products that produce pure aqueous ozone using patented nanobubble technology that is highly effective in cleaning, sanitizing, and deodorizing surfaces and high-touch areas

●	Treasury, established on September 5, 2025 when the Company adopted a Digital Asset Trading strategy focused on Dogecoin as part of a $175 million private placement offering.

●	Critical AI Infrastructure, announced on June 8, 2026, focused on building data centers to meet the increasing compute needs of AI companies

Due to the establishment of our digital asset treasury strategy on September 5, 2025, and AI Critical Infrastructure business on June 8, 2026, we had three reportable operating segments as of June 30, 2026: (i) the CleanCore segment, which was engaged in the development and production of cleaning products and solutions that are marketed for professional, industrial, or home use; (ii) the Treasury segment, which executed our digital asset treasury strategy focused on Dogecoin and includes the Treasury Assets; and (iii) the AI Critical Infrastructure segment, which is building the next generation of data centers that help power the AI economy.

The Treasury segment included dedicated resources assigned to execute on our digital asset strategy, unrealized gain or loss on digital assets, and other third-party costs associated with our digital assets holdings, and income tax effects generated from our Dogecoin holdings to better align with their activities and utilization.

The AI Critical Infrastructure segment includes costs related to the development of data centers. This segment has not generated any revenue as of June 30, 2026.

The Company’s chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer, Tyler Hassen, who was appointed on March 16, 2026, who managed the Company as three discrete segments as well as on a consolidated basis, in conjunction with the Company’s General Manager, who was the former Chief Executive Officer, Clayton Adams. The CODM used net income (loss) to assess the profitability of the CleanCore Segment by comparing actual to budgeted results on a quarterly basis. In doing so, he focused on revenue, gross profit, and operating profit (loss) of the CleanCore Segment. The CODM assessed the Treasury Segment using the value of the Dogecoin and number of tokens held. The CODM assesses the AI Critical segment using actual vs. budgeted expenses and progress towards construction completion. All segments allocate personnel and budget accordingly to maximize potential profitability. The CODM also uses net income (loss) to understand the impact from income taxes and financing costs for general tax and liquidity planning purposes.

The following table presents each Segment and on a consolidated basis, the Company’s revenues, gross profit and operating profit (loss) regularly provided to the CODM and reconciled to net income (loss) for each of the periods presented. Total segment assets provided to the CODM are also disclosed in the tables below for each period presented.

	For the Year Ended June 30, 2026
	AI	CleanCore	Treasury	Consolidated
Revenue	$-	$3,406,434	$-	$3,406,434
Gross Profit	-	1,287,947	-	1,287,947
Loss from Operations	(722,205)	(17,234,866)	(40,021,649)	(57,978,720)
Net Loss	-	(17,990,971)	(156,169,893)	(174,160,864)
Total Assets	$12,048,858	$6,978,358	$33,480,376	$52,507,592

ZONE FRONTIER INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025

19.	Income Taxes

The Company files income tax returns in the U.S. federal and applicable foreign and state jurisdictions.

Management of CleanCore is required to analyze all open tax years, as defined by the statute of limitations, for all major jurisdictions, which includes federal and certain states. The fiscal year ended June 30, 2023 was the entity’s initial year of existence, and is not subject to federal or state tax examinations prior to this period. The tax impact of the Irish subsidiary in the current tax year did not have a material impact on the company’s tax provision. On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act, which changes existing U.S. tax laws, including extending or making permanent certain provisions of the Tax Cuts and Jobs Act, repealing certain clean energy initiatives, in addition to other changes. The Company analyzed this information and there is not significant impact.

The Company’s provision for income taxes is comprised of the following components:

Years Ended June 30,
	2026	2025
Current Tax Expense (Benefit)
Federal	-	-
State	-	-
Current Tax Expense (Benefit)	$-	$-

Deferred Tax Expense (Benefit)
Federal	-	-
State	-	-
Deferred Tax Expense (Benefit)	-	-

Total Income Tax Expense (Benefit)	$-	$-

The Company’s income tax expense from continuing operations for the year ended June 30, 2026 differed from the statutory federal rate of 21% as follows:

Pre-Tax Book Net Loss	$(174,074,701)

	Years Ended June 30,
	2026		2025
Rate Reconciliation	Amount	Percent	Amount	Percent
Federal tax (benefit) at a statutory rate	$(36,167,988)	21.00%	$(1,415,877)	21.00%
State tax expense (benefit)			(399,524)	5.52%
Federal effect of State tax expense (benefit)			83,900	(1.24)%
Effect of rate change	140,188	(0.08)%	72,965	(1.08)%
True-up of deferred taxes	215,399	(0.13)%	(208,366)	3.09%
Other permanent differences	1,020,461	(0.59)%	(512,813)	(7.61)%
Other items	85,856	(0.05)%	459	(0.01)%
Increase (decrease) in valuation allowance related to current period profit and loss activity	34,706,085	(20.15)%	2,379,256	(35.29)%
Total tax expense	$-	-	$-	-

ZONE FRONTIER INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025

Deferred tax assets and liabilities consist of the following:

	Years Ended June 30,
	2026	2025
Deferred Tax Assets
Intangible Assets	$768,446	$-
Accrued expenses	42,236	76,058
Equity compensation	129,547	291,281
Lease liabilities	68,570	106,233
Unrealized Gain / Loss	19,425,547	-
Capital Loss Limitation	9,779,667	-
NOL carryforwards	16,223,695	3,961,538
Valuation allowance	(46,280,720)	(4,315,623)
Total Deferred Tax Assets	$156,989	$119,487

Deferred Tax Liabilities
Property and equipment	$(202)	$450
Intangible assets	-	(5,851)
Prepaid expenses	(92,769)	(25,574)
ASC 842 right of use asset	(64,018)	(100,214)
Valuation allowance		-
Total Deferred Tax Liabilities	$(156,989)	$(119,487)

Net Deferred Tax Asset (Liability)	$-	$-

In assessing the realizability of deferred tax assets, management considers whether it is more-likely-than-not that some portion of the deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

As of June 30, 2026 the Company recognized a full valuation allowance on its net deferred tax asset to reflect the fact it is not more-likely-than-not to realize any portion of the asset.

	Years Ended June 30,
Other Items – All Gross	2026	2025
Federal NOL Carryovers	$61,922,502	$14,216,453
State NOL Carryovers	$61,922,502	$14,216,453

At June 30, 2026 and June 30, 2025, the Company had net operating loss carryforwards for Federal income tax purposes of $61,922,502 and $14,114,900, respectively which would be available to offset future federal taxable income, if any, and would not be subject to expiration. At June 30, 2026 and June 30, 2025, the Company has net operating loss carryforwards for state income tax purposes of $61,922,502 and $14,114,900 which are available to offset future state taxable income, which is subject to expiration beginning in 2043.

20.	Commitments and Contingencies

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

ZONE FRONTIER INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025

Leases

The Company has a non-cancellable operating lease commitment for its office facility expiring in 2028. Rent expense totaled $161,664 and $161,664 for the years ended June 30, 2026 and 2025, respectively.

The following table discloses the lease cost, discount rate, and remaining lease term for operating leases as of June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
Operating lease cost	$161,664	$161,664
Remaining lease term	1.7 years	2.7 years
Discount rate	6.56%	6.56%

The discount rate was determined using the Company’s external debt and was adjusted for collateralization, term and lease amount.

The following table discloses the undiscounted cash flows on an annual basis and a reconciliation of the undiscounted cash flows of operating lease liabilities recognized in the balance sheet as of June 30, 2025:

Year Ended June 30,
2026	$171,407
2027	116,160
2028	-
2029	-
2030	-
Total undiscounted cash flows	287,567
Less amount representing interest	(14,468)
Present value of lease liabilities	273,099
Less current portion	(159,126)
Noncurrent lease liabilities	$113,972

Settlement Agreement

On June 5, 2025, the Company entered into a settlement agreement with Boustead Securities, LLC (“Boustead”) relating to certain compensation that Boustead asserted was owed to it under an engagement letter between the parties, dated September 21, 2022 and an underwriting agreement between the parties, dated April 25, 2024. Pursuant to the settlement agreement, the Company agreed, among other things, to pay Boustead $100,000 in cash within 45 days of signing of the settlement agreement and $1,050,000 in cash upon the closing of a financing, offering or other transaction to raise capital (such a transaction, a “Financing Transaction”) in an amount of at least $50 million; provided that if the Company consummates one or more Financing Transactions in an amount of less than $50 million, then the Company must pay Boustead no less than two percent (2%) of the total amount of funds disbursed to the Company pursuant to each such Financing Transaction until Boustead receives a total of $1,050,000 in cash. In addition, upon closing of a Financing Transaction, the Company agreed to issue to Boustead a warrant for the purchase of 160,824 shares of common stock at an exercise price equal to the lower of (i) the price per share paid in such Financing Transaction or (ii) the exercise price of any warrants issued to the placement agent or financial advisor in connection with such Financing Transaction. On August 20, 2025, the Company entered into a second settlement agreement with Boustead pursuant to which the Company issued 375,000 shares of Class B common stock to Boustead.

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

ZONE FRONTIER INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2026 AND 2025

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

21.	Subsequent Events

The Company has evaluated events subsequent to June 30, 2026 to assess the need for potential recognition or disclosure. Such events were evaluated through September 28, 2026, the date the consolidated financial statements were available to be issued. The following were noted:

●	On July 9, 2026, the Company announced its first data center project. Located in West Texas, and with development platform provider HST Technologies, Inc., the company’s plan projects the initial phase to supply 200-megawatts of critical IT utility load to tenants by early 2029, with initial revenue expected in the first half of the calendar year 2028 as part of a phased approach. The project has the potential to expand to more than 500-megawatts by 2030.

●	On July 20, 2026, substantially all Dogecoin assets were sold for approximately $33.4 million. The proceeds will be used to fund the Company’s AI strategy.

●	On July 29, 2026, the Company announced its second data center project, a 40-megawatt critical IT load campus located in Minnesota with a fully executed tenancy agreement with Cerebras Systems, a leading AI compute company. The site is currently under construction, and the Company expects to bring approximately at least 55-megawatts of utility power capacity and 40-megawatts of critical IT load fully online by the end of the second calendar quarter of 2027. Revenue is expected to steadily increase in the first half of 2027. The initial contract value is over $800 million dollars for a ten-year commitment with potential to reach over $3 billion dollars in aggregate revenue if two ten-year extension options are exercised by Cerebras.

●	On August 31, 2026, the Company changed its name from CleanCore Solutions Inc. to Zone Frontier Inc.

●	August 11, 2026, the Company priced a best efforts public offering of 275,829,576 shares of the Company’s common stock, par value $0.0001 per share, pre-funded warrants to purchase up to 124,170,424 shares of Common Stock and accompanying warrants to purchase up to 400,000,000 shares of Common Stock

●	On September 11, 2026, the Company’s Chief Financial Officer, David Enholm, retired. Chief Executive Officer, Tyler Hassen, now serves as the Company’s principal financial officer and principal accounting officer with additional support from Vice President of Finance, Meredith Kenyon, and numerous third-party accounting advisors with bookkeeping, SEC compliance and technical accounting expertise.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 28, 2026	ZONE FRONTIER INC.

/s/ Tyler Hassen
Name: Tyler Hassen
Title: Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Tyler Hassen	Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)	September 28, 2026
Tyler Hassen

/s/ Alexander Benjamin Spiro	Chairman	September 28, 2026
Alexander Benjamin Spiro

/s/ Peter Frei	Director	September 28, 2026
Peter Frei

/s/ Timothy Stebbing	Director	September 28, 2026
Timothy Stebbing

/s/ Clayton Adams	Director	September 28, 2026
Clayton Adams