Form 10-K/A
period 2026-06-30
Zone Frontier Inc.
filed 2026-10-28
CIK 1956741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of October 26, 2026, there were a total of 509,892,887 shares of the registrant’s common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, originally filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2026 (the “Original Form 10-K”). We are filing this Amendment solely to:

●	pursuant to General Instruction G(3) of Form 10-K, amend Part III, Items 10, 11, 12, 13 and 14 of the Original Form 10-K to include the information required by and not included in such Items as we do not intend to file a definitive proxy statement for our 2026 Annual Meeting of Stockholders within 120 days of the end of our fiscal year ended June 30, 2026;

●	delete the reference on the cover page of the Original Form 10-K to the incorporation by reference into Part III of the Original Form 10-K of certain information from either the definitive proxy statement for our 2026 Annual Meeting of Stockholders or an amendment to the Original Form 10-K; and

●	file a new certification of our principal executive officer and principal financial officer as an exhibit to this Amendment under Item 15 of Part IV hereof pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, and to Section 302 of the Sarbanes-Oxley Act of 2002.

This Amendment does not otherwise change or update any of the disclosures set forth in the Original Form 10-K.

Zone Frontier Inc. (formerly CleanCore Solutions, Inc.)

Annual Report on Form 10-K

Year Ended June 30, 2026

i

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table lists the names and ages of the Company’s executive officers and directors, and their respective positions with the Company.

Name	Age	Position
Tyler Hassen	43	Chief Executive Officer and Director
Alexander Benjamin Spiro	43	Chairman of the Board of Directors
Clayton Adams	37	Director
Peter Frei	35	Director
Tim Stebbing	47	Director

Set forth below is biographical information for each executive officer and director of the Company. The following includes certain information regarding our directors’ individual experience, qualifications, attributes and skills that led our board of directors to conclude that they should serve as directors.

Tyler Hassen. Mr. Hassen has served as the Company’s Chief Executive Officer since March 16, 2026 and as a member of our board of directors since May 21, 2026. Mr. Hassen is the founder of Stable Crest Holdings, a Houston-based investment firm, a position he has held since November 2025. Previously, Mr. Hassen served as Acting Assistant Secretary for Policy, Management & Budget and Senior Advisor at the U.S. Department of the Interior under Secretary Doug Burgum from January 2025 to November 2025. From 2008 through January 2025, Mr. Hassen served in various leadership roles at Basin Holdings, a global diversified oilfield and industrial manufacturing and services company, including as Chief Executive Officer of Basin Industries LLC (2021-2025), Chief Executive Officer of Basin Energy (2020-2025), and Chief Financial Officer of Basin Holdings (2013-2016). He also served as Chairman of Wenzel Downhole Tools, a leading mud motor and drilling tool supplier, from 2020 to 2025, after serving as Chief Executive Officer from 2017 to 2020. Earlier in his career, Mr. Hassen worked as an Associate in Morgan Stanley’s energy investment banking group. Mr. Hassen holds an undergraduate degree from Princeton University. Our board of directors believes that Mr. Hassen is qualified to serve on the board due to his executive leadership experience as chief executive officer of industrial and energy companies and his financial and capital markets background.

Alexander Benjamin Spiro. Mr. Spiro has served as the Chairman of the Board since September 2025. Mr. Spiro is a well-known litigator and has served as a Partner at Quinn Emanuel Urquhart & Sullivan, LLP at its New York office since 2017. He serves as Co-Chair of the Investigations, Government Enforcement & White Collar Defense Practice. He was previously a Trial Attorney at Brafman & Associates, P.C. and a Prosecutor with the New York County District Attorney’s Office. Mr. Spiro is a graduate of Harvard Law School. Our board of directors believes that Mr. Spiro is qualified to serve on the board due to his extensive legal experience.

Clayton Adams. Mr. Adams has served as a member of our board of directors since June 2024, served as our Chief Executive Officer from June 2024 until March 2026, and previously served as our President, Chief Financial Officer and as a member of our board of directors from September 2022 until July 2023. Since January 2020, Mr. Adams has served as Principal at Bird Dog Capital, LLC, where he leads various investments. Mr. Adams gained experience developing the growth of small companies as Chief Executive Officer of Carson Enterprises, Inc., a company engaged in landscaping and construction, from March 2009 to February 2019. At Carson Enterprises, Inc., Mr. Adams expanded the company and successfully sold the company in February 2019. Mr. Adams is also a member of the board of directors and serves on the audit, compensation and nominating committees of Signing Day Sports, Inc. Mr. Adams graduated from Red Oak High School in 2007. Our board of directors believes that Mr. Adams is qualified to serve on the board due to his experience in small-cap companies, scaling operations, and financial background.

Peter Frei. Mr. Frei has served on our board of directors since June 2025. He currently serves as the vice president of investments at NewStreet Properties, LLC, a real estate investment company with over $1.2B assets under management. At NewStreet Properties, he oversees the sourcing, allocation and deployment of capital in both real estate acquisitions and development. Prior to that, he served as an investment broker at OMNE Partners, a commercial real estate company, from September 2017 to August 2020. Mr. Frei received a degree in Economics from Creighton University, Heider College of Business. Our board of directors believes Mr. Frei is qualified to serve on the board due to his significant investment experience.

Tim Stebbing. Mr. Stebbing has served on our board of directors since September 2025. Mr. Stebbing served as the Chief Technology Officer of House of Doge Inc. from March 2025 until August 2026 and served as a member of its board of directors from March 2025 until October 2026. He is also on the board of the Dogecoin Foundation, serving as Director of Product since 2021 to spear-head the development of a broader Dogecoin ecosystem, and to increase its adoption as a global means of exchange. Prior to that, he served as Chief Technology Officer at Ynomia Pty Ltd, a construction technology company. Our board of directors believes Mr. Stebbing is qualified to serve on the board due to his experience as a technology executive and his experience in blockchain and digital asset product development.

Additional Information Regarding Directors and Executive Officers

Under the Company’s Bylaws, each director serves for a term expiring at the Company’s next annual meeting of stockholders. Executive officers serve until they resign or are replaced or removed by the Board of Directors.

There is no family relationship between any director and executive officer.

Messrs. Spiro and Stebbing were designated by House of Doge Inc. and appointed pursuant to the terms of the securities purchase agreements, dated September 1, 2025, among the Company and certain purchasers, which provide that, for so long as House of Doge Inc. continues to hold any shares of the Company’s common stock, in the event that either director, or such director’s successor, resigns, is removed, dies, or becomes disabled, House of Doge Inc. shall have the right to designate one or more replacement directors reasonably acceptable to the Board.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any legal proceeding required to be disclosed pursuant to Item 401(f) of Regulation S-K during the past ten years.

There have been no material proceedings to which any director, executive officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or any associate of any such director, executive officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Based solely on our review of such reports filed with the SEC and written representations from our directors and executive officers that no other reports were required, we believe that during the fiscal year ended June 30, 2026, all Section 16(a) filing requirements applicable to our directors, executive officers and greater than 10% beneficial owners were timely satisfied, except that (i) Bethod Ltd filed one late Form 4 reporting four transactions, (ii) Gary Hollst filed one late Form 4 reporting one transaction, (iii) David Enholm filed one late Form 4 reporting two transactions and (iv) Tim Stebbing filed one late Form 3.

Insider Trading Policy

We have adopted an insider trading policy which prohibits our directors, officers and employees from engaging in transactions in our common stock while in the possession of material non-public information; engaging in transactions in the stock of other companies while in possession of material non-public information that they become aware of in performing their duties; and disclosing material non-public information to unauthorized persons outside the Company.

Our insider trading policy restricts trading by directors, officers and certain key employees during blackout periods, which generally begin 15 calendar days before the end of each fiscal quarter and end two business days after the issuance of our earnings release for the quarter. Additional blackout periods may be imposed with or without notice, as the circumstances require.

Our insider trading policy also prohibits our directors, officers and employees from purchasing financial instruments (such as prepaid variable forward contracts, equity swaps, collars and exchange funds) designed to hedge or offset any decrease in the market value of our common stock they hold, directly or indirectly. In addition, directors, officers and employees are expressly prohibited from pledging our common stock to secure personal loans or other obligations, including by holding their common stock in a margin account, unless such arrangement is specifically approved in advance by the administrator of our insider trading policy, or making short-sale transactions in our common stock. A copy of the Company’s Insider Trading Policy is filed as Exhibit 19 to the Original Form 10-K.

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Such code of business conduct and ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, and reporting of violations of the code.

A copy of the Company’s code of business conduct and ethics is filed as Exhibit 14 to the Original Form 10-K and is available on https://zonefrontier.com under the link for “Governance”. We intend to make all required disclosures regarding any amendments to, or waivers from, any provisions of the code at the same location of our website.

Leadership Structure

We chose to appoint a separate Chairman of the Board who is not our Chief Executive Officer. Our board of directors has made this decision based on their belief that a separate Chairman of the Board can act as a balance to the Chief Executive Officer, who also serves as a non-independent director.

Role of Board in Risk Oversight

The board of directors oversees that the assets of the Company are properly safeguarded, that the appropriate financial and other controls are maintained, and that our business is conducted wisely and in compliance with applicable laws and regulations and proper governance. Included in these responsibilities is the board’s oversight of the various risks facing the Company. In this regard, our board seeks to understand and oversee critical business risks. Our board does not view risk in isolation. Risks are considered in virtually every business decision and as part of our business strategy. Our board recognizes that it is neither possible nor prudent to eliminate all risk. Indeed, purposeful and appropriate risk-taking is essential for the Company to be competitive on a global basis and to achieve its objectives.

While the board oversees risk management, company management is charged with managing risk. Management communicates routinely with the board and individual directors on the significant risks identified and how they are being managed. Directors are free to, and indeed often do, communicate directly with senior management.

Our board administers its risk oversight function as a whole by making risk oversight a matter of collective consideration; however, much of the work is delegated to committees, which meet regularly and report back to the full board. We have established a standing audit committee, compensation committee and nominating and corporate governance committee of our board of directors. The audit committee oversees risks related to our financial statements, the financial reporting process, accounting and legal matters, the compensation committee evaluates the risks and rewards associated with our compensation philosophy and programs, and the nominating and corporate governance committee evaluates risk associated with management decisions and strategic direction.

Board Meetings and Committees

Our board of directors meets on a regular basis during the year. During our fiscal year ended June 30, 2026, our board of directors met two times. Each of the incumbent directors attended 75% or more of the aggregate number of meetings of the board and all committees of the board on which he served held during the period for which he was a director in fiscal 2026.

Our board of directors has established three standing committees-audit, compensation and nominating and corporate governance-each of which operates under a charter that has been approved by our board and that satisfies the applicable standards of the SEC and NYSE American. The table below provides the current committee composition.

Directors	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Tyler Hassen
Clayton Adams
Alexander Benjamin Spiro*
Peter Frei*
Tim Stebbing*

Member
Committee Chair
*	Independent Director

The functions performed by these committees are set forth in more detail in their charters, which may be found on https://zonefrontier.com under the link for “Governance,” and are summarized below.

Audit Committee

The audit committee oversees our accounting and financial reporting processes and the audits of the consolidated financial statements of the Company. The audit committee is responsible for, among other things: (i) retaining and overseeing our independent accountants; (ii) assisting the board in its oversight of the integrity of our financial statements, the qualifications, independence and performance of our independent auditors and our compliance with legal and regulatory requirements; (iii) reviewing and approving the plan and scope of the internal and external audit; (iv) pre-approving any audit and non-audit services provided by our independent auditors; (v) approving the fees to be paid to our independent auditors; (vi) reviewing with our chief executive officer and chief financial officer and independent auditors the adequacy and effectiveness of our internal controls; (vii) reviewing hedging transactions; and (viii) reviewing and approving related party transactions.

Our board of directors has determined that each member of the audit committee is an independent director under NYSE American’s rules and under Rule 10A-3 under the Exchange Act. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and NYSE American. Our board of directors has determined that Peter Frei is an “audit committee financial expert” as defined by applicable SEC rules and has the requisite financial sophistication as defined under the applicable NYSE American rules and regulations. The audit committee met four times in fiscal year 2026.

Compensation Committee

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

Our board of directors has determined that each member of the compensation committee is independent under the applicable rules and regulations of NYSE American and is a “non-employee director” as defined under Rule 16b-3 of the Exchange Act. The compensation committee met one time in fiscal year 2026.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee assists the board of directors in selecting individuals qualified to become our directors and in determining the composition of the board and its committees. The nominating and corporate governance committee is responsible for, among other things: (i) recommending the number of directors to comprise our board; (ii) identifying and evaluating individuals qualified to become members of the board and soliciting recommendations for director nominees from our Chairman and Chief Executive Officer; (iii) recommending to the board the director nominees for each annual stockholders’ meeting; (iv) recommending to the board the candidates for filling vacancies that may occur between annual stockholders’ meetings; (v) reviewing independent director compensation and board processes, self-evaluations and policies; (vi) overseeing compliance with our code of ethics; and (vii) monitoring developments in the law and practice of corporate governance.

Our board of directors has determined that each member of the nominating and corporate governance committee is an independent director under the applicable rules and regulations of NYSE American. The nominating and corporate governance committee met one time in fiscal year 2026.

Director Nomination Process

The nominating and corporate governance committee’s methods for identifying candidates for election to our board of directors (other than those proposed by our stockholders, as discussed below) will include the solicitation of ideas for possible candidates from a number of sources — members of our board of directors, our executives, individuals personally known to the members of our board of directors, and other research. The nominating and corporate governance committee may also, from time-to-time, retain one or more third-party search firms to identify suitable candidates.

In making director recommendations, the nominating and corporate governance committee may consider some or all of the following factors: (i) the candidate’s judgment, skill, experience with other organizations of comparable purpose, complexity and size, and subject to similar legal restrictions and oversight; (ii) the interplay of the candidate’s experience with the experience of other board members; (iii) the extent to which the candidate would be a desirable addition to the board and any committee thereof; (iv) whether or not the person has any relationships that might impair his or her independence; and (v) the candidate’s ability to contribute to the effective management of the Company, taking into account the needs of the Company and such factors as the individual’s experience, perspective, skills and knowledge of the industry in which we operate.

A stockholder may nominate one or more persons for election as a director at an annual meeting of stockholders if the stockholder complies with the notice and information provisions contained in our bylaws. Such notice must be in writing to us not less than 90 days and not more than 120 days prior to the anniversary date of the preceding year’s annual meeting of stockholders or as otherwise required by the requirements of the Exchange Act. In addition, stockholders furnishing such notice must be a holder of record on both (i) the date of delivering such notice and (ii) the record date for the determination of stockholders entitled to vote at such meeting.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table — Fiscal Years Ended June 30, 2026 and 2025

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)		All Other Compensation ($)(2)	Total ($)
Tyler Hassen,	2026	125,000	—	2,504,234	(6)	—	2,629,234
Chief Executive Officer
Clayton Adams,	2026	497,231	500,000	6,975,000		719,000	8,691,231
Former Chief Executive Officer(3)	2025	—	175,000	1,860,000		104,000	2,139,000
David Enholm,	2026	78,462	60,000	32,800		11,520	182,782
Former Chief Financial Officer(4)	2025	152,917	—	120,600		11,400	284,917
Gary Hollst,	2026	125,000	85,000	—		—	210,000
Former Chief Revenue Officer(5)	2025	122,486	17,500	274,590		—	414,576

(1)	The amount is equal to the aggregate grant-date fair value with respect to the awards, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.
(2)	For fiscal 2026, other compensation for Mr. Adams consists of (i) $219,000 in consulting fees paid to Birddog Capital, LLC (“Birddog”), a limited liability company owned by Mr. Adams, for management services provided to us prior to the effectiveness of his employment agreement, pursuant to the consulting agreement with Birddog, as amended, as described below, and (ii) the one-time cash payment of $500,000 made in connection with the termination of his employment agreement, as described under “Potential Payments Upon Termination or Change in Control” below. Other compensation for Mr. Enholm includes health insurance stipends.
(3)	Mr. Adams resigned as our Chief Executive Officer effective March 16, 2026, but remained as an employee of the company until October 7, 2026.
(4)	Mr. Enholm has resigned as our Chief Financial Officer effective September 11, 2026. Salary for fiscal 2026 includes $3,462 of vacation pay.
(5)	Mr. Hollst has resigned as our Chief Revenue Officer effective October 23, 2026.
(6)	Represents the grant-date fair value of 6,860,914 restricted stock units granted to Mr. Hassen on March 17, 2026 under the 2022 Plan pursuant to the Employment Agreement, 50% of which vest on March 17, 2027 and the remaining 50% of which vest in eight equal quarterly installments thereafter through March 2029, subject to Mr. Hassen’s continued service. None of these restricted stock units had vested as of June 30, 2026.

Employment and Consulting Agreements

On March 17, 2026, we entered into an employment agreement with Tyler Hassen (the “Employment Agreement”), our Chief Executive Officer, setting forth the terms of Mr. Hassen’s employment. Pursuant to the agreement, Mr. Hassen will receive an annual base salary of $500,000, payable in accordance with the Company’s regular payroll practices and subject to applicable withholding. Mr. Hassen will also be eligible to receive a signing bonus of $250,000 upon completion of a Qualified Financing (as defined in the Employment Agreement), payable in accordance with the Company’s regular payroll practices and subject to applicable withholding. In addition, Mr. Hassen will be eligible to receive an annual performance-based cash bonus with a target opportunity equal to 100% of his base salary, based on the achievement of performance objectives established by the Board of Directors, with the actual amount determined by the Board in its sole discretion. On March 17, 2026, pursuant to the Employment Agreement, we granted Mr. Hassen 6,860,914 restricted stock units under the 2022 Plan (as defined below), 50% of which vest on the first anniversary of the grant date and the remaining 50% of which vest in eight equal quarterly installments thereafter, such that the award will be fully vested in March 2029, subject to Mr. Hassen’s continued service. Mr. Hassen will also be entitled to participate in the Company’s employee benefit plans, subject to the terms of such plans.

Mr. Hassen’s employment is at-will and may be terminated by either party at any time. Except in the case of termination due to death, any termination must be communicated by written notice, which must generally be delivered at least 30 days before the termination date, although the Company may instead pay Mr. Hassen a lump sum in lieu of notice. If Mr. Hassen’s employment is terminated by the Company without Cause or by Mr. Hassen for Good Reason (each as defined in the Employment Agreement), then, in addition to his Accrued Amounts (as defined in the Employment Agreement), and subject to his execution and non-revocation of a release of claims in favor of the Company and his continued compliance with his restrictive covenants, Mr. Hassen will be entitled to receive (i) a lump sum payment equal to not less than six months of his base salary, payable within 30 days following termination, and (ii) reimbursement of the difference between the monthly COBRA premium paid by Mr. Hassen for himself and his dependents and the monthly premium paid by similarly situated active executives, until the earliest of the 12-month anniversary of his termination, the date he is no longer eligible for COBRA coverage and the date he becomes eligible for substantially similar coverage from another source. Upon a termination for Cause, a resignation without Good Reason, or a termination due to death or Disability (as defined in the Employment Agreement), Mr. Hassen (or his estate) will be entitled only to the Accrued Amounts. If Mr. Hassen is terminated for Cause, resigns without Good Reason, or materially breaches his non-competition, confidentiality or non-disparagement covenants before the first anniversary of the closing of the Qualified Financing, he must repay the signing bonus in full. The Employment Agreement does not provide for any payments or benefits triggered by a change in control.

On March 27, 2023, we entered into an employment agreement with David Enholm, our former Chief Financial Officer, setting forth the terms of Mr. Enholm’s employment, which was amended on May 1, 2025. Pursuant to the terms of the employment agreement, as amended, we agreed to pay Mr. Enholm an annual base salary of $185,000, which was decreased to $75,000 on May 1, 2025, and he is eligible for an annual incentive bonus of up to $55,000, as determined by our board of directors and subject to certain criteria set forth in the employment agreement. We also agreed to issue to Mr. Enholm a stock option for the purchase of 325,000 shares of common stock and 90,000 restricted stock units under the 2022 Plan. The term of the employment agreement is indefinite and may be terminated by us at any time upon fourteen (14) days’ notice or by Mr. Enholm upon thirty (30) days’ written notice. We may also terminate the employment agreement immediately for Cause (as defined in the employment agreement). If we terminate the employment agreement without Cause, then Mr. Enholm is entitled to severance in an amount equal to the base salary for three (3) months, payable in a lump sum on the termination date, and all previously earned, accrued, and unpaid benefits. The employment agreement contains customary confidentiality and invention assignment provisions and restrictive covenants prohibiting Mr. Enholm from (i) directly or indirectly, as employee, owner, sole proprietor, partner, director, member, consultant, agent, founder, co-venturer or otherwise, solely or jointly with others, engaging in, or giving advice or lending money to, any business that competes with the Company or (ii) soliciting our employees, in each case for a period of twelve (12) months following termination of his employment.

On January 1, 2025, we entered into an employment agreement with Gary Hollst, our former Chief Revenue Officer, setting forth the terms of Mr. Hollst’s employment. Pursuant to the terms of the employment agreement, Mr. Hollst is entitled to an annual base salary of $125,000 and a quarterly bonus of $7,500 based on mutually agreed upon key performance indicators, which Mr. Hollst may elect to receive in either cash or shares of common stock. Mr. Hollst is also eligible to receive additional cash bonuses based on certain sales metrics set forth in the employment agreement. In addition, we agreed to grant Mr. Hollst 200,000 restricted stock units under the 2022 Plan. Mr. Hollst is also eligible to participate in all employee benefit plans commensurate with his position. Mr. Hollst’s employment is at-will and may be terminated by us upon 14 days’ notice without Cause (as defined in the employment agreement) or immediately with Cause, and may be terminated by Mr. Hollst upon 14 days’ notice. The employment agreement contains customary confidentiality provisions and restrictive covenants, including a prohibition from (i) working for, owning or operating a business that competes with the Company or (ii) soliciting our employees, in each case, during the term of his employment and for a period of two years following the termination of his employment. Mr. Hollst’s previous employment agreement, dated November 1, 2022, provided for an annual base salary of $120,000.

On September 5, 2025, we entered into an employment agreement with Clayton Adams, our former Chief Executive Officer, setting forth the terms of Mr. Adams’ employment. Pursuant to the terms of the employment agreement, Mr. Adams is entitled to an annual base salary of $640,000, a signing bonus of $400,000 and a discretionary annual performance bonus of $100,000 if we maintain a digital asset treasury strategy for six (6) months. In addition to such bonuses, Mr. Adams will be entitled to receive an additional special bonus of $100,000 on the date that our digital asset treasury has total digital assets that are equal to, or in excess of, $100 million. In addition, we agreed to grant Mr. Adams 3,250,000 shares of restricted stock under the 2022 Plan within five (5) business days following the date that the number of available shares under the 2022 Plan is increased such that there are a sufficient number of shares available to make such grant. Mr. Adams is also eligible to participate in all employee benefit plans commensurate with his position. The term of the employment agreement is for three (3) years and shall be deemed to be automatically extended, upon the same terms and conditions, for successive periods of one (1) year, unless either party provides written notice of its intention not to extend the term at least thirty (30) days prior to the end of the initial term or such one-year extension thereof. The employment agreement may be terminated by either party upon thirty (30) days’ prior written notice. If the employment agreement is terminated by Mr. Adams without Good Reason (as defined in the employment agreement) or by the Company with Cause (as defined in the employment agreement), then Mr. Adams shall be entitled to the following: (i) any accrued but unpaid base salary and accrued but unused vacation/paid time off (if such unused vacation time/paid time off is so required to be paid under our employment policies or applicable law); (ii) reimbursement for unreimbursed business expenses properly incurred by Mr. Adams, which shall be subject to and paid in accordance with our expense reimbursement policy; and (iii) such employee benefits (including equity compensation), if any, to which Mr. Adams may be entitled under our employee benefit plans as of the date of termination. If the employment agreement is terminated by Mr. Adams with Good Reason or by us without Cause, then Mr. Adams shall be entitled to the foregoing, and, subject to Mr. Adams’ compliance with certain agreements described in the employment agreement and his execution of a release of claims in favor of the Company, Mr. Adams will be entitled to receive the following: (i) a lump sum payment equal to the greater of (a) the balance of the base salary that Mr. Adams would have received through the remainder of the term of the employment agreement and (b) Mr. Adams’ base salary for one (1) year; (ii) a payment equal to (a) the full amount of the annual bonus and, (b) if the milestone associated with the special bonus has been achieved, but the special bonus has not yet been paid, the full amount of the special bonus, shall be paid; and (iii) all unvested shares of restricted stock granted under the employment agreement shall automatically vest and the treatment of any other outstanding equity awards shall be determined in accordance with the terms of the 2022 Plan and the applicable award agreements. The employment agreement also contains customary confidentiality provisions.

Prior to entry into the employment agreement, Mr. Adams received compensation pursuant to consulting agreements between the Company and Birddog Capital, LLC (“Birddog”), a limited liability company owned by Mr. Adams. On October 17, 2022, we entered into a consulting agreement with Birddog, pursuant to which we engaged Birddog to provide management services to us. Pursuant to the consulting agreement, we agreed to pay Birddog a monthly fee of $6,000 commencing on October 17, 2022. We also agreed to reimburse Birddog for all pre-approved business expenses. The term of the consulting agreement was for one (1) year. On April 1, 2024, we entered into a new consulting agreement with Birddog which provides for a monthly fee of $22,000. In addition, we agreed to pay Birddog $175,000 upon completion of our initial public offering and grant Birddog 500,000 restricted stock units, with 250,000 shares vesting immediately and 250,000 shares vesting eighteen months after issuance. We did not make such payment or issue such shares upon completion of our initial public offering. On June 11, 2025, we and Birddog entered into an amendment to the consulting agreement, pursuant to which we agreed to pay Birddog a monthly fee of $22,000 and deferred expenses of up to $25,000. We also agreed to issue 500,000 shares of restricted stock to Mr. Adams under the 2022 Plan and agreed to pay Birddog $175,000 no earlier than August 1, 2025 and no later than December 31, 2025.

Retirement Benefits

We have not maintained, and do not currently maintain, a defined benefit pension plan, nonqualified deferred compensation plan, defined contribution plan, or other retirement plan.

Potential Payments Upon Termination or Change in Control

Mr. Hassen is entitled to severance upon a termination without Cause or a resignation for Good Reason, as described under “Employment and Consulting Agreements” above. Assuming such a termination occurred on the last day of fiscal 2026, Mr. Hassen would have received a lump sum cash payment of $250,000 and COBRA premium reimbursement with an estimated value of $34,505. Mr. Hassen’s Employment Agreement does not provide for any payments or benefits upon a change in control.

Mr. Enholm did not receive any severance or other separation payments in connection with his resignation. In March 2026, in connection with Mr. Adams’ resignation as Chief Executive Officer, we and Mr. Adams entered into an agreement pursuant to which the parties agreed to voluntarily terminate his employment agreement, and in consideration therefor we made a one-time cash payment of $500,000 to Mr. Adams. Following his resignation as Chief Executive Officer, Mr. Adams continued to receive his annual base salary of $640,000 for his continued employment with us. In connection with Mr. Hollst’s departure, we and Mr. Hollst entered into a separation agreement pursuant to which we made a lump sum cash payment to Mr. Hollst consisting of $125,000 in severance and approximately $7,600 in respect of accrued but unused paid time off.

Outstanding Equity Awards at Fiscal Year End

The following table includes certain information with respect to the value of all unexercised options and unvested shares of restricted stock previously awarded to the executive officers named above at the fiscal year ended June 30, 2026.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Tyler Hassen(1)	—	—	—	—	—	6,860,914	$5,625,949.48	—	—
David Enholm(2)	325,000	—	—	$2.50	03/27/2028	—	—	—	—

(1)	On March 17, 2026, Mr. Hassen was granted 6,860,914 restricted stock units under the 2022 Plan, 50% of which vest on March 17, 2027 and the remaining 50% of which vest in eight equal quarterly installments thereafter through March 2029.
(2)	On March 27, 2023, Mr. Enholm was granted an option to purchase 325,000 shares of common stock under the 2022 Plan, all of which have fully vested.

Director Compensation

Our non-executive directors during the year ended June 30, 2026 were Peter Frei, who was elected on June 5, 2025, Alexander Benjamin Spiro, who was elected on September 5, 2025 and Tim Stebbing, who was elected on September 5, 2025.

Except for the equity awards described in the Director Compensation Table below, no member of our board of directors received compensation for services as a director during the fiscal year ended June 30, 2026.

	Fees Earned or Paid in Cash	Stock Awards			All other compensation	Total
Name	$	$			$	$
Alexander Benjamin Spiro	—	1,166,400	(1	)(2)	—	1,166,400
Clayton Adams	—	—	(4)		—	—
Peter Frei	—	164,000	(1	)(3)	—	164,000
Tim Stebbing	—	388,800	(1	)(2)	—	388,800

(1)	The amounts in this column represent the aggregate grant date fair value of awards granted during the fiscal year ended June 30, 2026, computed in accordance with FASB ASC Topic 718, Compensation—Stock Compensation. As of June 30, 2026, none of our non-employee directors held any unvested stock awards. As of June 30, 2026, Mr. Frei held an outstanding non-qualified stock option to purchase 150,000 shares of common stock at an exercise price of $3.73 per share, granted on June 5, 2025 upon his election to our board of directors and expiring on June 5, 2030, of which 82,500 shares were vested and 67,500 shares were unvested. The option vested as to 15,000 shares on the date of grant, and the remaining 135,000 shares vest in 24 equal monthly installments commencing on July 5, 2025. No other non-employee director held any outstanding option awards as of June 30, 2026.
(2)	On September 5, 2025, Mr. Spiro and Mr. Stebbing were granted 360,000 and 120,000 restricted stock units, respectively, under the 2022 Plan, all of which have fully vested.
(3)	On June 30, 2026, Mr. Frei was granted 200,000 shares of restricted stock under the 2022 Plan, all of which vested immediately upon grant.
(4)	Mr. Adams served as our Chief Executive Officer until March 16, 2026 and did not receive any compensation for his service as a director during the fiscal year ended June 30, 2026. His compensation as an employee is reported in the Summary Compensation Table above.

2022 Equity Incentive Plan

On September 16, 2022, our board of directors adopted our 2022 Equity Incentive Plan (as amended, the “2022 Plan”), which was approved by our stockholders on November 18, 2022. On January 4, 2024, our board of directors and stockholders adopted Amendment No. 1 to the 2022 Plan. On April 21, 2025, our board of directors adopted Amendment No. 2 to the 2022 Plan, which was approved by our stockholders on June 5, 2025. On September 3, 2025, our board of directors and stockholders adopted Amendment No. 3 to the 2022 Plan.

The following is a summary of the 2022 Plan. The summary describes the principal features of the 2022 Plan, but it is qualified in its entirety by reference to the full text of the 2022 Plan.

Purposes: The purposes of the 2022 Plan are to advance our interests and the interests of our stockholders by providing an incentive to attract, retain and reward persons performing services for us and by motivating such persons to contribute to our growth and profitability.

Types of Awards: Awards that may be granted include: (a) incentive stock options, (b) non-qualified stock options, (c) stock appreciation rights, (d) restricted awards, (e) performance share awards, and (f) performance compensation awards. These awards offer our officers, employees, consultants and directors the possibility of future value, depending on the long-term price appreciation of our common stock and the award holder’s continuing service with the Company.

Administration of the 2022 Plan: The 2022 Plan is currently administered by our compensation committee. Among other things, the administrator has the authority to select persons who will receive awards, determine the types of awards and the number of shares to be covered by awards, and to establish the terms, conditions, performance criteria, restrictions and other provisions of awards. The administrator has authority to establish, amend and rescind rules and regulations relating to the 2022 Plan.

Eligible Recipients: Persons eligible to receive awards under the 2022 Plan will be those employees, consultants, and directors of the Company and its subsidiaries who are selected by the administrator.

Shares Available Under the 2022 Plan: The maximum number of shares of common stock that may be delivered to participants under the 2022 Plan is 25,000,000, subject to adjustment for certain corporate changes affecting the shares, such as stock splits. In addition, the number of shares available for issuance under the 2022 Plan will automatically increase on January 1 of each calendar year during the term of the 2022 Plan by an amount equal to five percent (5%) of the total number of shares of common stock issued and outstanding on December 31 of the immediately preceding calendar year. Shares subject to an award under the 2022 Plan for which the award is canceled, forfeited or expires again become available for grants under the 2022 Plan. Shares subject to an award that is settled in cash will not again be made available for grants under the 2022 Plan.

Stock Options:

General. Stock options give the option holder the right to acquire from us a designated number of shares at a purchase price that is fixed at the time of the grant of the option. Stock options granted may be tax-qualified stock options (so-called “incentive stock options”) or non-qualified stock options. Subject to the provisions of the 2022 Plan, the administrator has the authority to determine all grants of stock options. That determination will include: (i) the number of shares subject to any option; (ii) the exercise price per share; (iii) the expiration date of the option; (iv) the manner, time and date of permitted exercise; (v) other restrictions, if any, on the option or the shares underlying the option; and (vi) any other terms and conditions as the administrator may determine.

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

Expiration or Termination. Options, if not previously exercised, will expire on the expiration date established by the administrator at the time of grant. In the case of incentive stock options, such term cannot exceed ten years provided that in the case of holders of more than 10% of our voting stock, such term cannot exceed five years. Options will terminate before their expiration date if the holder’s service with the Company or a subsidiary terminates before the expiration date. The option may remain exercisable for specified periods after certain terminations of employment, including terminations as a result of death, disability or retirement, with the precise period during which the option may be exercised to be established by the administrator and reflected in the grant evidencing the award.

Incentive and Non-Qualified Options. An incentive stock option is an option that is intended to qualify under certain provisions of the Code for more favorable tax treatment than applies to non-qualified stock options. Any option that does not qualify as an incentive stock option will be a non-qualified stock option. Under the Code, certain restrictions apply to incentive stock options. For example, the exercise price for incentive stock options may not be less than the fair market value of the shares on the grant date and the term of the option may not exceed ten years. In addition, an incentive stock option may not be transferred, other than by will or the laws of descent and distribution and is exercisable during the holder’s lifetime only by the holder. In addition, no incentive stock options may be granted to a holder that is first exercisable in a single year if that option, together with all incentive stock options previously granted to the holder that also first become exercisable in that year, relate to shares having an aggregate fair market value in excess of $100,000, measured at the grant date.

Stock Appreciation Rights: Stock appreciation rights (“SARs”), which may be granted alone or in tandem with options, have an economic value similar to that of options. When an SAR for a particular number of shares is exercised, the holder receives a payment equal to the difference between the market price of the shares on the date of exercise and the exercise price of the shares under the SAR. Again, the exercise price for SARs normally is the market price of the shares on the date the SAR is granted. Under the 2022 Plan, holders of SARs may receive this payment — the appreciation value — either in cash or shares valued at the fair market value on the date of exercise. The form of payment will be determined by us.

Restricted Awards: Restricted awards are shares awarded to participants at no cost. Restricted awards can take the form of awards of restricted stock, which represent issued and outstanding shares and may be subject to vesting criteria, or restricted stock units, which represent the right to receive shares subject to satisfaction of vesting criteria. Restricted stock awards are forfeitable and non-transferable until the shares vest. The vesting date or dates and other conditions for vesting are established when the shares are awarded. These awards will be subject to such conditions, restrictions and contingencies as the administrator shall determine at the date of grant. Those may include requirements for continuous service and/or the achievement of specified performance goals.

Performance Awards: A performance award is an award that may be in the form of cash or shares or a combination, based on the attainment of pre-established performance goals and other conditions, restrictions and contingencies identified by the administrator.

Performance Criteria: Under the 2022 Plan, one or more performance criteria will be used by the administrator in establishing performance goals. Any one or more of the performance criteria may be used on an absolute or relative basis to measure the performance of the Company, as the administrator may deem appropriate, or as compared to the performance of a group of comparable companies, or published or special index that the administrator deems appropriate. In determining the actual size of an individual performance compensation award, the administrator may reduce or eliminate the amount of the award through the use of negative discretion if, in its sole judgment, such reduction or elimination is appropriate. The administrator shall not have the discretion to (i) grant or provide payment in respect of performance compensation awards if the performance goals have not been attained or (ii) increase a performance compensation award above the maximum amount payable under the 2022 Plan.

Other Material Provisions: Awards will be evidenced by a written agreement, in such form as may be approved by the administrator. In the event of various changes to our capitalization, such as stock splits, stock dividends and similar re-capitalizations, an appropriate adjustment will be made by the administrator to the number of shares covered by outstanding awards or to the exercise price of such awards. The administrator is also permitted to include in the written agreement provisions that provide for certain changes in the award in the event of a change of control of the Company, including acceleration of vesting. Except as otherwise determined by the administrator at the date of grant, awards will not be transferable, other than by will or the laws of descent and distribution. Prior to any award distribution, we are permitted to deduct or withhold amounts sufficient to satisfy any employee withholding tax requirements. Our board also has the authority, at any time, to discontinue the granting of awards. The board also has the authority to alter or amend the 2022 Plan or any outstanding award or may terminate the 2022 Plan as to further grants, provided that no amendment will, without the approval of our stockholders, to the extent that such approval is required by law or the rules of an applicable exchange, increase the number of shares available under the 2022 Plan, change the persons eligible for awards under the 2022 Plan, extend the time within which awards may be made, or amend the provisions of the 2022 Plan related to amendments. No amendment that would adversely affect any outstanding award made under the 2022 Plan can be made without the consent of the holder of such award.

Policies and Practices Related to the Grant of Certain Equity Awards

The Compensation Committee takes into account the timing of our disclosure of material nonpublic information when awarding stock options. Specifically, we generally do not grant stock options (i) during trading blackout periods established under our Insider Trading Policy, or (ii) at any time during the four business days prior to or the one business day following the filing of our periodic reports or the filing or furnishing of a Form 8-K that discloses material nonpublic information. These restrictions do not apply to RSUs or other types of equity awards that do not include an exercise price related to the market price of our Common Stock on the date of grant. During the year ended June 30, 2026, we did not grant stock options, stock appreciation rights or similar option-like awards to any of our named executive officers, and accordingly no such awards were granted during the four business days prior to or the one business day following the filing of a periodic report or the filing or furnishing of a Form 8-K that disclosed material nonpublic information.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Stock Ownership

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of October 26, 2026 for (i) each of our named executive officers and directors; (ii) all of our named executive officers and directors as a group; and (iii) each other stockholder known by us to be the beneficial owner of more than 5% of our outstanding common stock. Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o the Company, 5718 Westheimer Road, Suite 1000, Houston, Texas 77057.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Tyler Hassen, Chief Executive Officer and Director(3)	Common Stock	6,500,000	1.27%
Clayton Adams, Director(4)	Common Stock	25,933,404	4.99%
Alexander Benjamin Spiro, Chairman of the Board	Common Stock	360,000	*
Peter Frei, Director(5)	Common Stock	319,709	*
Tim Stebbing, Director	Common Stock	120,000	*
All executive officers and directors (5 persons named above)	Common Stock	33,233,113	6.29%
David Enholm, Former Chief Financial Officer(6)	Common Stock	432,300	*
Gary Hollst, Former Chief Revenue Officer	Common Stock	427,500	*

*	Less than 1%
(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares that such person or any member of such group has the right to acquire within sixty (60) days of October 26, 2026. For purposes of computing the percentage of outstanding common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within sixty (60) days of October 26, 2026 are deemed to be outstanding for such person, but not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership by any person.
(2)	Based on 509,892,887 shares of common stock issued and outstanding as of October 26, 2026.
(3)	Consists of 4,500,000 shares of common stock and 2,000,000 shares of common stock which Mr. Hassen has the right to acquire within 60 days upon the exercise of warrants.
(4)

Consists of 16,118,795 shares of common stock and 10,000,000 shares of common stock which Mr. Adams has the right to acquire within 60 days upon the exercise of warrants, subject to ownership limitation.

(5)	Consists of 203,459 shares of common stock and 116,250 shares of common stock which Mr. Frei has the right to acquire within 60 days through the exercise of vested stock options.
(6)	Consists of 107,300 shares of common stock and 325,000 shares of common stock which Mr. Enholm has the right to acquire within 60 days through the exercise of vested stock options.

We do not currently have any arrangements which if consummated may result in a change of control of the Company.

Equity Compensation Plan Information

The following table sets forth as of June 30, 2026 certain information regarding our equity compensation plans.

	A	B	C
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column A)
Equity compensation plans approved by security holders	24,020,713	$0.97	115,985
Equity compensation plans not approved by security holders	—	—	—
Total	24,020,713	$0.97	115,985

(1)	The weighted average exercise price does not take into account the shares issuable upon vesting of outstanding restricted stock units and performance stock units, which have no exercise price.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The following includes a summary of transactions since the beginning of our 2025 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

As of June 30, 2026 and 2025, we had a short-term amount due to Clayton Adams, our former Chief Executive Officer, in the amount of $1,619 and $41,895, respectively, for operational expenses paid by a credit card in his name. We have a verbal agreement with Mr. Adams to pay the credit card charges directly to the issuing financial institution as they become due and are current on these payments.

On March 26, 2024, we entered into a loan agreement with Clayton Adams, pursuant to which we issued a revolving credit note to Mr. Adams in the principal amount of up to $500,000. Pursuant to the loan agreement and note, Mr. Adams agreed to provide advances to us upon request during the period commencing on April 25, 2024 and continuing until the second anniversary of such date, or the maturity date. This note accrued simple interest on the outstanding principal amount at the rate of 8% per annum, with all principal and interest due on the maturity date; provided that upon an event of default (as defined in the note), such rate would increase to 13%. We could prepay the note at any time without penalty or premium. The note was unsecured and contained customary events of default for a loan of this type. Through the expiration of this note in April 2026, no advances were made and the note was not renewed.

On December 24, 2024, we issued a promissory note in the principal amount of $316,920 to Gary Hollst, our former Chief Revenue Officer. The note was originally due and payable on May 31, 2025 and did not accrue interest. On May 2, 2025, the note was amended and restated in its entirety and we issued to Mr. Hollst an amended and restated promissory note in the principal amount of $342,154.57. The amended and restated promissory note was due and payable on May 31, 2026 and accrued interest at a rate of 8.5% per annum. The amended and restated promissory note could be converted at the holder’s option at any time into shares of common stock at a conversion price of $1.12 (subject to standard adjustments for stock splits, stock dividends, reclassifications and similar transactions). On June 2, 2025, all principal and interest due under the amended and restated promissory note in the amount of $344,625 was converted into 307,701 shares of common stock.

On December 24, 2024, we issued a 20% original issue discount promissory note in the principal amount of $415,241 to Clayton Adams. On January 27, 2025, Mr. Adams entered into a note sale assignment and cancellation agreement with Travis Buchanan, our former President, pursuant to which Mr. Adams sold and assigned $125,000 of the note to Mr. Buchanan for a purchase price of $100,000. Following such assignment, we issued a 20% original issue discount promissory note in the principal amount of $290,241.25 to Mr. Adams. This note accrued interest at a rate of 8% per annum; provided that upon an event of default (as defined in the note), such interest rate would increase to 15% per annum. The note was originally due and payable on June 30, 2025. On May 2, 2025, the parties entered into an amendment pursuant to which the maturity date was changed to require repayment within sixty (60) days of written demand from Mr. Adams. The note was prepayable at any time without premium or penalty, was unsecured, and contained customary events of default for a loan of this type. On September 5, 2025, we repaid in full the outstanding principal balance and accrued interest under this note in the amount of $304,295.

Following the assignment described above, we issued a 20% original issue discount promissory note in the principal amount of $125,000 to Mr. Buchanan. This note accrued interest at a rate of 8% per annum; provided that upon an event of default (as defined in the note), such interest rate would increase to 15% per annum. The note was originally due and payable on June 30, 2025. On May 2, 2025, the parties entered into an amendment pursuant to which the maturity date was changed to require repayment within sixty (60) days of written demand from Mr. Buchanan. The note was prepayable at any time without premium or penalty, was unsecured, and contained customary events of default for a loan of this type. On September 5, 2025, we repaid in full the outstanding principal balance and accrued interest under this note in the amount of $131,053.

On September 5, 2025, we entered into an asset management agreement (the “Asset Management Agreement”) with Dogecoin Ventures, Inc. (the “Asset Manager”), which is a wholly owned subsidiary of House of Doge Inc., the commercial arm of the Dogecoin Foundation, and 21Shares US LLC (“21Shares”), pursuant to which we established a multiyear advisory and asset-management program with the Asset Manager and 21Shares to manage our treasury assets. Pursuant to the terms of the Asset Management Agreement, we agreed to pay the Asset Manager and 21Shares a monthly fee in arrears computed at an annual rate as follows: (i) 2% in the aggregate on amounts up to and including $1,000,000,000 in account value, with 1.75% paid to the Asset Manager and 0.25% paid to 21Shares; (ii) 1.75% in the aggregate on amounts above $1,000,000,000 up to and including $1,500,000,000 in account value, with 1.5% paid to the Asset Manager and 0.25% paid to 21Shares; and (iii) 1.5% in the aggregate on amounts above $1,500,000,000 in account value, with 1.25% paid to the Asset Manager and 0.25% paid to 21Shares. Such payments may be made, in the sole discretion of the Asset Manager or 21Shares, in shares of common stock, cash, or Dogecoin and shall be pro-rated for partial periods. The term of the Asset Management Agreement is ten (10) years with respect to the Asset Manager. On September 5, 2025, we also entered into a strategic advisor agreement (the “Strategic Advisor Agreement”) with the Asset Manager, pursuant to which we appointed the Asset Manager to provide certain advisory services relating to the integration of cryptocurrency and digital asset strategies into our business, with an emphasis on Dogecoin, in exchange for (i) a five-year warrant to purchase 8,750,021 shares of common stock at an exercise price of $1.00 per share and (ii) a five-year warrant to purchase 5,250,013 shares of common stock at an exercise price of $1.33 per share (in each case subject to standard adjustments). The term of the Strategic Advisor Agreement is five (5) years. As noted above, House of Doge Inc. is a stockholder of the Company with the right to designate certain directors pursuant to the securities purchase agreements dated September 1, 2025; Tim Stebbing, who was appointed to our board on September 5, 2025, served as the Chief Technology Officer of House of Doge Inc. until August 31, 2026, served as a director of House of Doge Inc. until October 2026 and is also on the board of the Dogecoin Foundation; and Marco Margiotta, our former Chief Investment Officer, who was appointed as our Chief Investment Officer on September 5, 2025 and resigned effective March 4, 2026, served as the Chief Executive Officer of House of Doge Inc. until October 2026. The Strategic Advisor Agreement was terminated on February 27, 2026, with the final monthly payment paid on January 15, 2026. The Company paid $5,000,000 cash and issued 3,800,000 shares of common stock in relation to the termination of the agreement.

During the fiscal year ended June 30, 2026, we paid an aggregate of $887,770 in fees to the Asset Manager under the Asset Management Agreement, all of which was paid in cash. The Asset Management Agreement was terminated on February 27, 2026, with the final monthly payment made on February 5, 2026, and in connection with such termination we transferred 70,000,000 Dogecoin. No fees have been paid or accrued under the Asset Management Agreement from July 1, 2026 through the date of this Amendment. In addition, pursuant to the securities purchase agreements dated September 1, 2025, the Asset Manager purchased pre-funded warrants to purchase 10,000,000 shares of class B common stock in our private placement that closed on September 5, 2025, at a purchase price of $1.00 per pre-funded warrant share, for an aggregate purchase price of $10,000,000, paid in a combination of cash and Dogecoin, on the same terms as the other purchasers in such private placement. On September 23, 2025, the Asset Manager exercised such pre-funded warrants on a cashless basis and we issued 9,000,000 shares of class B common stock to the Asset Manager. The remaining 1,000,000 shares were issued in July 2026.

On August 12, 2026, we closed a best efforts public offering (the “August 2026 Offering”) of shares of common stock (or pre-funded warrants in lieu thereof) and accompanying warrants to purchase shares of common stock (the “Investor Warrants”) at a combined public offering price of $0.25 per share and accompanying Investor Warrant, for aggregate gross proceeds of approximately $100,000,000, before deducting placement agent fees and offering expenses. The Investor Warrants have an exercise price of $0.25 per share, are exercisable immediately upon issuance and expire on the fifth anniversary of the initial exercise date. In the August 2026 Offering, Tyler Hassen, our Chief Executive Officer and a member of our board of directors, purchased 2,000,000 shares of common stock and accompanying Investor Warrants to purchase 2,000,000 shares of common stock, for an aggregate purchase price of $500,000, and Clayton Adams, a member of our board of directors and our former Chief Executive Officer, purchased 10,000,000 shares of common stock and accompanying Investor Warrants to purchase 10,000,000 shares of common stock, for an aggregate purchase price of $2,500,000, in each case at the public offering price and on the same terms as the other investors in the August 2026 Offering. In connection with the August 2026 Offering, Mr. Hassen and Mr. Adams also entered into a lock-up agreement with the placement agent for a period of 90 days following the closing.

On October 7, 2026, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Sanzonate Holdings LLC, a Nevada limited liability company (the “Buyer”), pursuant to which the Company sold to the Buyer substantially all of the assets of the Company’s legacy business of developing and producing cleaning products that produce pure aqueous ozone for professional, industrial and home use (the “Cleaning Products Business”), including all of the issued and outstanding ordinary shares of CleanCore Global Limited, the Company’s wholly owned subsidiary incorporated in Ireland (the “Subsidiary”), and the Buyer assumed certain liabilities of the Cleaning Products Business (the “Disposition”). The Disposition was completed concurrently with the execution of the Purchase Agreement on October 7, 2026 (the “Closing”). Clayton Adams, a controlling member and Chief Executive Officer of the Buyer, is a member of the Board and previously served the Company under an Executive Transition Services Agreement, dated March 26, 2026 (the “Transition Services Agreement”). Mr. Adams also held an option to purchase the Cleaning Products Business under an Option Agreement with the Company dated September 5, 2025 (the “Option Agreement”). On October 7, 2026, Mr. Adams delivered a notice irrevocably exercising the option through the Buyer’s acquisition of the Cleaning Products Business under the Purchase Agreement. Under that notice, the Option Agreement terminated upon the Closing. Mr. Adams’s exercise or relinquishment of the option was a condition to the Company’s obligation to complete the Disposition. Because of these relationships, Mr. Adams has a direct and indirect material interest in the Disposition, including through his ownership of the Buyer, the counterparty to the Purchase Agreement, the Note and the IP Security Agreement. The approximate dollar value of the transaction is $3,350,000 (the Purchase Price), plus up to $2,250,000 of contingent Earnout Payments. As required by the Option Agreement, the Company received a fairness opinion from Newbridge Securities Corporation in connection with the Disposition. The Disposition was reviewed and approved by the disinterested members of the Board, in accordance with the Company’s related person transaction policy, with Mr. Adams not participating in the deliberations or vote.

Director Independence

Our board of directors has determined that all of our directors, other than Messrs. Adams and Hassen, qualify as “independent” directors in accordance with the rules and regulations of NYSE American. Mr. Hassen is not considered independent because he is our Chief Executive Officer, and Mr. Adams is not considered independent because he served as our Chief Executive Officer until March 2026.

In making its independence determinations, the board considered, among other things, relevant transactions between the Company and entities associated with the independent directors, as described under the heading “Certain Relationships and Related Transactions,” and determined that none of such transactions or relationships would impair the directors’ independence.

Further, the board of directors has determined that each member of each of the committees of the board is currently independent in accordance with the rules and regulations of NYSE American and Rule 10A-3(b)(1) under the Exchange Act.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of TAAD, LLP acts as our independent registered public accounting firm.

The following is a summary of the fees billed to us for professional services rendered for the fiscal years ended June 30, 2026 and 2025:

	Years Ended June 30,
	2026	2025
Audit Fees	$223,023	$165,326
Audit-Related Fees	—	—
Tax Fees	25,274	—
All Other Fees	169,912	90,110
TOTAL	$418,209	$255,436

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual consolidated financial statements and review of the consolidated financial statements included in our Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

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

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee charter provides that the audit committee must pre-approve all audit and permissible non-audit services to be provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval would generally be requested annually, with any pre-approval detailed as to the particular service, which must be classified in one of the four categories of services listed above. The audit committee may also, on a case-by-case basis, pre-approve particular services that are not contained in the annual pre-approval request. In connection with this pre-approval policy, the audit committee also considers whether the categories of pre-approved services are consistent with the rules on accountant independence of the SEC and the Public Company Accounting Oversight Board (the “PCAOB”). The audit committee has pre-approved all services performed since our policy on pre-approval of audit and non-audit services was adopted.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	List of Documents Filed as a Part of This Report:

(1)	Index to Financial Statements:

No financial statements are filed with this Amendment. See Item 8, “Financial Statements and Supplementary Data” and Item 15, “Exhibits and Financial Statement Schedules” of the Original Form 10-K for the financial statements filed with the Original Form 10-K.

(2)	Index to Financial Statement Schedules:

No financial statement schedules are filed with this Amendment. See Item 15, “Exhibits and Financial Statement Schedules” of the Original Form 10-K for the financial statement schedules filed with the Original Form 10-K.

(3)	Index to Exhibits:

The exhibits filed as part of this Amendment are listed in the Exhibit index below.

(b) Exhibits:

Exhibit No.	Description
31.1*	Certifications of Principal Executive Officer and Principal Financial and Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 28, 2026	ZONE FRONTIER INC.

/s/ Tyler Hassen
	Name:	Tyler Hassen
	Title:	Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Tyler Hassen	Chief Executive Officer (Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)	October 28, 2026
Tyler Hassen

/s/ Alexander Benjamin Spiro	Chairman	October 28, 2026
Alexander Benjamin Spiro

/s/ Peter Frei	Director	October 28, 2026
Peter Frei

/s/ Tim Stebbing	Director	October 28, 2026
Tim Stebbing

/s/ Clayton Adams	Director	October 28, 2026
Clayton Adams